Form 10-Q
period 2021-06-30
Itiquira Acquisition Corp.
filed 2021-08-16
CIK 1805508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ITIQUIRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and the period from February 17, 2020 (inception) through June 30, 2020 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and the period from February 17, 2020 (inception) through June 30, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and the period from February 17, 2020 (inception) through June 30, 2020 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

i

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ITIQUIRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$779,495	$131,877
Prepaid expenses	742,412	—
Total current assets	1,521,907	131,877
Investments held in Trust Account	230,011,037	—
Deferred offering costs associated with initial public offering	—	262,928
Total Assets	$231,532,944	$394,805

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$27,480	$4,362
Accounts payable – related party	1,164	—
Accrued expenses	204,042	78,528
Note payable – related party	—	316,289
Total current liabilities	232,686	399,179
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	15,402,000	—
Total liabilities	23,684,686	399,179

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 20,284,825 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	202,848,250	—

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,715,175 and -0- shares issued and outstanding (excluding 20,284,825 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	272	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	3,742,277	24,425
Retained earnings (accumulated deficit)	1,256,884	(29,374)
Total shareholders' equity (deficit)	5,000,008	(4,374)
Total Liabilities and Shareholders' Equity (Deficit)	$231,532,944	$394,805

The accompanying notes are an integral part of these condensed financial statements (unaudited).

ITIQUIRA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period From
	Three Months Ended		For the Six	February 17, 2020
	June 30,		Months Ended	(Inception) Through
	2021	2020	June 30, 2021	June 30, 2020
General and administrative expenses	$189,722	$—	$383,160	$22,305
General and administrative expenses - related party	30,000	—	50,000	—
Income (loss) from operations	(219,722)	—	(433,160)	(22,305)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,925,000	—	2,353,000	—
Offering costs - derivative warrant liabilities	—	—	(644,619)	—
Income (loss) on investments held in Trust Account	(868)	—	11,037	—
Net income (loss)	$1,704,410	$—	$1,286,258	$(22,305)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	20,116,257	—	20,106,851	—

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$—	$0.00	$—

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	8,633,743	5,000,000	7,878,289	5,000,000

Basic and diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.20	$0.00	$0.16	$0.00

The accompanying notes are an integral part of these condensed financial statements (unaudited).

ITIQUIRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Six Months Ended June 30, 2021
	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(29,374)	$(4,374)
Sale of units in initial public offering, less fair value of derivative warrant liabilities	23,000,000	2,300	—	—	218,842,700	—	218,845,000
Offering costs	—	—	—	—	(12,278,626)	—	(12,278,626)
Class A ordinary shares subject to possible redemption	(20,284,825)	(2,028)	—	—	(202,846,222)	—	(202,848,250)
Net income	—	—	—	—	—	1,286,258	1,286,258
Balance - June 30, 2021 (unaudited)	2,715,175	$272	5,750,000	$575	$3,742,277	$1,256,884	$5,000,008

	For the Three Months Ended June 30, 2021
	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - March 31, 2021 (unaudited)	2,885,616	$289	5,750,000	$575	$5,446,670	$(447,526)	$5,000,008
Class A ordinary shares subject to possible redemption	(170,441)	(17)	—	—	(1,704,393)	—	(1,704,410)
Net income	—	—	—	—	—	1,704,410	1,704,410
Balance - June 30, 2021 (unaudited)	2,715,175	$272	5,750,000	$575	$3,742,277	$1,256,884	$5,000,008

	For the Period from February 17, 2020 (inception) through June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 17, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(22,305)	(22,305)
Balance - June 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(22,305)	$2,695

	For the Three Months Ended June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(22,328)	$2,672
Net income (loss)	—	—	—	—	—	23	23
Balance - June 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(22,305)	$2,695

The accompanying notes are an integral part of these condensed financial statements (unaudited).

ITIQUIRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period From
	For the Six	February 17, 2020
	Months Ended	(Inception) Through
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,286,258	$(22,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
General and administrative expenses paid by related party	—	10,000
Change in fair value of derivative warrant liabilities	(2,353,000)	—
Offering costs - derivative warrant liabilities	644,619	—
Income from investments held in Trust Account	(11,037)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(742,412)	—
Accounts payable	23,118	12,328
Accounts payable – related party	1,164	—
Accrued expenses	45,332	—
Net cash provided by (used in) operating activities	(1,105,958)	23

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Repayment of note payable to related party	(316,289)	—
Proceeds received from initial public offering, gross	230,000,000	—
Proceeds received from the sale of private placement warrants to Sponsor	6,600,000	—
Offering costs paid	(4,530,135)	—
Net cash provided by financing activities	231,753,576	25,000

Net change in cash	647,618	25,023

Cash - beginning of the period	131,877	—
Cash - end of the period	$779,495	$25,023

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$133,875
Offering costs included in accrued expenses	$80,183	$—
Deferred underwriting commissions	$8,050,000	$—
Initial value of Class A ordinary shares subject to possible redemption	$(200,899,210)	$—
Change in the initial value of Class A ordinary shares subject to possible redemption	$(1,949,040)	$—

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 17, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

Liquidity and capital resources

As of June 30, 2021, the Company had approximately $0.8 million in its operating bank account, and working capital of approximately $1.3 million.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $0.3 million from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expense, accounts payable, accounts payable to related party, accrued expenses and note payable to related party approximate their fair values due to the short-term nature of the instruments.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering. For the six months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in offering costs - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $12.3 million is included in the unaudited condensed statements of changes in shareholders’ equity (deficit).

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 20,284,825 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheet. As of December 31, 2020, there were no shares of Class A ordinary shares subject to possible redemption.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

				For the Period
				From February
				17, 2020
			For the Six	(Inception)
	Three Months Ended		Months Ended	Through
	June 30,		June 30,	June 30,
	2021	2020	2021	2020
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income (loss) from investments held in Trust Account	$(677)	$—	$9,734	$—
Less: Company's portion available to be withdrawn to pay taxes	—	—	—	—
Net income (loss) attributable to Class A ordinary shares subject to possible redemption	$(677)	$—	$9,734	$—

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,116,257	—	20,106,851	—
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$—	$0.00	$—

Non-redeemable ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares subject to possible redemption
Net income (loss)	$1,704,410	$23	$1,286,258	$(22,305)

Net income (loss) allocable to Class A ordinary shares subject to possible redemption	(677)	—	9,734	—
Non-redeemable net income (loss)	$1,705,087	$23	$1,276,524	$(22,305)
Denominator: weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	8,633,743	5,000,000	7,878,289	5,000,000
Basic and diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.20	$0.00	$0.16	$0.00

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

06 on January 28, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

The Company incurred $30,000 and $50,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2021, the Company had 11,500,000 Public Warrants and 6,600,000 Private Warrants outstanding. There were no warrants outstanding at December 31, 2020.

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 2,715,175 Class A ordinary shares outstanding, excluding 20,284,825 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares outstanding (see Note 4).

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,011,037	$—	$—	$230,011,037
Liabilities:
Derivative warrant liabilities - Public Warrants	$9,660,000	$—	$—	$9,660,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$5,742,000	$5,742,000

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

The fair value of the Public Warrants is determined using the traded price.

Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

		March 31,	Initial Fair
	June 30, 2021	2021	Value
Option term (in years)	5.61	5.86	6.00
Volatility	14.60%	17.30%	17.90%
Risk-free interest rate	0.97%	1.13%	0.66%
Expected dividends	0.00%	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for, measured using Level 3 inputs, the period for three and the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	17,755,000
Transfer of Public Warrants to a Level 1 measurement	(11,155,000)
Change in fair value of derivative warrant liabilities	(198,000)
Derivative warrant liabilities at March 31, 2021	6,402,000
Change in fair value of derivative warrant liabilities	(660,000)
Derivative warrant liabilities at June 30, 2021	$5,742,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.8 million in our operating bank account, and working capital of approximately $1.3 million.

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from Sponsor to purchase the Founder Shares, the loan of approximately $0.3 million from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had an income of approximately $1.7 million, which consisted of non-operating gain from change in fair value of derivative liabilities of approximately $1.9 million, offset by general and administrative expenses of approximately $0.2 million and general and administrative expenses – related party of $30,000.

For the three months ended June 30, 2020, we had no operating or non-operating activity.

For the six months ended June 30, 2021, we had an income of approximately $1.3 million, which consisted of non-operating gain from change in fair value of derivative liabilities of approximately $2.4 million, offset by general and administrative expenses of approximately $0.4 million and general and administrative expenses – related party of $50,000.

For the period from February 17, 2020 (inception) through June 30, 2020, we had a loss of approximately $22,000, which consisted of general and administrative expenses.

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

We incurred $30,000 and $50,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, $50,000 had been paid.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering. For the six months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $12.3 million is included in the unaudited condensed statements of changes in shareholders’ equity (deficit).

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 20,284,825 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condensed balance sheet.

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

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 28, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our February 8, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the six months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $400,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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

Dated: August 16, 2021	ITIQUIRA ACQUISITION CORP.

	By:	/s/ Paulo Carvalho de Gouvea
	Name:	Paulo Carvalho de Gouvea
	Title:	Chief Executive Officer