Form 10-Q
period 2021-09-30
Itiquira Acquisition Corp.
filed 2021-11-22
CIK 1805508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ITIQUIRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and the period from February 17, 2020 (inception) through September 30, 2020 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and the period from February 17, 2020 (inception) through September 30, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and the period from February 17, 2020 (inception) through September 30, 2020 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	29
Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ITIQUIRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$712,859	$131,877
Prepaid expenses	608,639	—
Total current assets	1,321,498	131,877
Investments held in Trust Account	230,040,375	—
Deferred offering costs associated with initial public offering	—	262,928
Total Assets	$231,361,873	$394,805

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$82,250	$4,362
Accounts payable – related party	1,164	—
Accrued expenses	166,893	78,528
Note payable – related party	—	316,289
Total current liabilities	250,307	399,179
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	9,231,000	—
Total liabilities	17,531,307	399,179

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 23,000,000 and -0- shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020, respectively	230,000,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(16,170,009)	(29,374)
Total shareholders’ deficit	(16,169,434)	(4,374)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,361,873	$394,805

The accompanying notes are an integral part of these condensed financial statements (unaudited).

ITIQUIRA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period From
	Three Months Ended		For the Nine	February 17, 2020
	September 30,		Months Ended	(Inception) Through
	2021	2020	September 30, 2021	September 30, 2020
General and administrative expenses	$188,030	$39	$571,190	$22,344
General and administrative expenses - related party	30,000	—	80,000	—
Loss from operations	(218,030)	(39)	(651,190)	(22,344)
Other income (expenses):
Change in fair value of derivative warrant liabilities	6,171,000	—	8,524,000	—
Financing costs - derivative warrant liabilities	—	—	(644,619)	—
Income from investments held in Trust Account	29,338	—	40,375	—
Net income (loss)	$5,982,308	$(39)	$7,268,566	$(22,344)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	23,000,000	—	19,798,535	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.21	$—	$0.29	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,750,000	5,000,000	5,645,604	5,000,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.21	$(0.00)	$0.29	$(0.00)

The accompanying notes are an integral part of these condensed financial statements (unaudited).

ITIQUIRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(29,374)	$(4,374)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,425)	(23,409,201)	(23,433,626)
Net income	—	—	—	—	—	7,268,566	7,268,566
Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(16,170,009)	$(16,169,434)

	For the Three Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2021 (unaudited) (restated)	—	$—	5,750,000	$575	$—	$(22,152,317)	(22,151,742)
Net income	—	—	—	—	—	5,982,308	5,982,308
Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(16,170,009)	$(16,169,434)

	For the Period from February 17, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 17, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(22,344)	(22,344)
Balance - September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(22,344)	$2,656

	For the Three Months Ended September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(22,305)	$2,695
Net loss	—	—	—	—	—	(39)	(39)
Balance - September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(22,344)	$2,656

The accompanying notes are an integral part of these condensed financial statements (unaudited).

ITIQUIRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period From
	For the Nine	February 17, 2020
	Months Ended	(Inception) Through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,268,566	$(22,344)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	—	10,000
Change in fair value of derivative warrant liabilities	(8,524,000)	—
Financing costs - derivative warrant liabilities	644,619	—
Income from investments held in Trust Account	(40,375)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(608,639)	—
Accounts payable	77,888	—
Accounts payable – related party	1,164	—
Accrued expenses	8,183	—
Net cash used in operating activities	(1,172,594)	(12,344)

Cash Flows from Investing Activities:
Advances to Sponsor	—	(12,158)
Cash deposited in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	(12,158)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Repayment of note payable to related party	(316,289)	—
Proceeds received from initial public offering, gross	230,000,000	—
Proceeds received from the sale of private placement warrants to Sponsor	6,600,000	—
Offering costs paid	(4,530,135)	—
Net cash provided by financing activities	231,753,576	25,000

Net change in cash	580,982	498

Cash - beginning of the period	131,877	—
Cash - end of the period	$712,859	$498

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$133,875
Offering costs included in accrued expenses	$80,183	$—
Deferred underwriting commissions	$8,050,000	$—

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 17, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Liquidity and capital resources

As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $1.1 million.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $0.3 million from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on February 4, 2021.

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares issued in its Initial Public Offering (“Public Class A ordinary shares”) in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option). The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on February 12, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $29.1 million, a decrease to additional paid-in capital of $5.7 million, an increase to the accumulated deficit of $23.4 million, and the reclassification of par value of 2,910,079 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption.

As of February 8, 2021	As Restated	Adjustment	As Restated
Total assets	$233,087,246		$233,087,246
Total liabilities	$27,188,026		$27,188,026
Class A ordinary shares subject to possible redemption	200,899,210	29,100,790	230,000,000
Preference shares	—	—	—
Class A ordinary shares	291	(291)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	5,700,396	(5,700,396)	—
Accumulated deficit	(701,252)	(23,400,103)	(24,101,355)
Total shareholders' equity (deficit)	$5,000,010	$(29,100,790)	$(24,100,780)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$233,087,246	$—	$233,087,246

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$231,719,651		$231,719,651
Total liabilities	$25,575,803		$25,575,803
Class A ordinary shares subject to possible redemption	201,143,840	28,856,160	230,000,000
Preference shares	—	—	—
Class A ordinary shares	289	(289)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	5,446,670	(5,446,670)	—
Accumulated deficit	(447,526)	(23,409,201)	(23,856,727)
Total shareholders' equity (deficit)	$5,000,008	$(28,856,160)	$(23,856,152)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$231,719,651	$—	$231,719,651

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021

	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,051,707)	$—	$(1,051,707)
Cash Flows from Investing Activities	$(230,000,000)	$—	$(230,000,000)
Cash Flows from Financing Activities	$231,753,577	$—	$231,753,577
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$87,585	$—	$87,585
Reversal of accrued expenses	$7,402	$—	$7,402
Deferred underwriting commissions	$8,050,000	$—	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$(200,899,210)	$200,899,210	$—
Change in the initial value of Class A ordinary shares subject to possible redemption	$(244,630)	$244,630	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$231,532,944		$231,532,944
Total liabilities	$23,684,686		$23,684,686
Class A ordinary shares subject to possible redemption	202,848,250	27,151,750	230,000,000
Preference shares	—	—	—
Class A ordinary shares	272	(272)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	3,742,277	(3,742,277)	—
Retained earnings (accumulated deficit)	1,256,884	(23,409,201)	(22,152,317)
Total shareholders' equity (deficit)	$5,000,008	$(27,151,750)	$(22,151,742)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$231,532,944	$—	$231,532,944

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021

	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,105,958)	$—	$(1,105,958)
Cash Flows from Investing Activities	$(230,000,000)	$—	$(230,000,000)
Cash Flows from Financing Activities	$231,753,576	$—	$231,753,576
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$80,183	$—	$80,183
Deferred underwriting commissions	$8,050,000	$—	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$(200,899,210)	$200,899,210	$—
Change in the initial value of Class A ordinary shares subject to possible redemption	$(1,949,040)	$1,949,040	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported statements of shareholders’ deficit as of March 31 and June 30, 2021:

Statement of Shareholders’ Equity (Deficit) as of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	$218,845,000	$(218,845,000)	$—
Offering costs	$(12,278,626)	$12,278,626	$—
Class A ordinary shares subject to possible redemption	$(201,143,840)	$201,143,840	$—
Accretion of Class A ordinary shares subject to redemption	$—	$(23,433,626)	$(23,433,626)
Total shareholders’ equity (deficit)	$5,000,008	$(28,856,160)	$(23,856,152)

Statement of Shareholders’ Equity (Deficit) as of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$(1,704,410)	$1,704,410	$—
Total stockholders’ equity (deficit)	$5,000,008	$(27,151,750)	$(22,151,742)

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(418,152)	$—	$(418,152)
Weighted average shares outstanding	20,090,391	(6,801,502)	13,288,889
Basic and diluted earnings per ordinary share	$—	$(0.02)	$(0.02)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net income	$1,704,410	$—	$1,704,410
Weighted average shares outstanding	20,116,257	2,883,743	23,000,000
Basic and diluted earnings per ordinary share	$—	$0.06	$0.06
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net income	$1,286,258	$—	$1,286,258
Weighted average shares outstanding	20,106,851	(1,935,580)	18,171,271
Basic and diluted earnings per ordinary share	$—	$0.05	$0.05

	EPS for Class B ordinary shares
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(418,152)	$—	$(418,152)
Weighted average shares outstanding	7,114,441	(1,681,108)	5,433,333
Basic and diluted earnings per ordinary share	$(0.06)	$0.04	$(0.02)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net income	$1,704,410	$—	$1,704,410
Weighted average shares outstanding	8,633,743	(2,883,743)	5,750,000
Basic and diluted earnings per ordinary share	$0.20	$(0.14)	$0.06
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net income	$1,286,258	$—	$1,286,258
Weighted average shares outstanding	7,878,289	(2,285,748)	5,592,541
Basic and diluted earnings per ordinary share	$0.16	$(0.11)	$0.05

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,600,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the nine months ended September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in financing costs - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $12.3 million is allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheet. As of December 31, 2020, there were no shares of Class A ordinary shares subject to possible redemption.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

							For the Period From
							February 17, 2020
	Three Months Ended				For the Nine Months Ended		(Inception) Through
	September 30,				September 30,		September 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$4,785,846	$1,196,462	$—	$(39)	$5,655,800	$1,612,766	$—	$(22,344)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	—	5,000,000	19,798,535	5,645,604	—	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.21	$0.21	$—	$(0.00)	$0.29	$0.29	$—	$(0.00)

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

The Company incurred $30,000 and $80,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 6 — Derivative Warrant Liabilities

As of September 30, 2021, the Company had 11,500,000 Public Warrants and 6,600,000 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(11,155,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,278,626)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	23,433,626
Class A ordinary shares subject to possible redemption	$230,000,000

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares outstanding (see Note 4).

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – U.S. Treasury securities	$230,040,375	$—	$—	$230,040,375
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,865,000	$—	$—	$5,865,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$3,366,000	$3,366,000

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of the Public Warrants is determined using the traded price.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30,	Initial Fair
	2021	Value
Option term (in years)	5.36	6.00
Volatility	10.20%	17.90%
Risk-free interest rate	1.04%	0.66%
Expected dividends	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for, measured using Level 3 inputs, the period for three and the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	17,755,000
Transfer of Public Warrants to a Level 1 measurement	(11,155,000)
Change in fair value of derivative warrant liabilities	(198,000)
Derivative warrant liabilities at March 31, 2021	6,402,000
Change in fair value of derivative warrant liabilities	(660,000)
Derivative warrant liabilities at June 30, 2021	5,742,000
Change in fair value of derivative warrant liabilities	(2,376,000)
Derivative warrant liabilities at September 30, 2021	$3,366,000

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.7 million in our operating bank account, and working capital of approximately $1.1 million.

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from Sponsor to purchase the Founder Shares, the loan of approximately $0.3 million from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had an income of approximately $6.0 million, which consisted of non-operating gain from change in fair value of derivative liabilities of approximately $6.2 million, income on investments held in Trust Account of approximately $29,000 and partially offset by general and administrative expenses of approximately $0.2 million and general and administrative expenses – related party of $30,000.

For the three months ended September 30, 2020, we had a loss of $39, which consisted of general and administrative expenses.

For the nine months ended September 30, 2021, we had an income of approximately $7.3 million, which consisted of non-operating gain from change in fair value of derivative liabilities of approximately $8.5 million, income on investments held in Trust Account of approximately $40,000 and partially offset by general and administrative expenses of approximately $0.6 million, general and administrative expenses – related party of $80,000, and financing costs- derivative warrant liabilities of approximately $0.6 million.

For the period from February 17, 2020 (inception) through September 30, 2020, we had a loss of approximately $22,000, which consisted of general and administrative expenses.

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

We incurred $30,000 and $80,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $80,000 had been paid.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 8, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $400,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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

Dated: November 22, 2021	ITIQUIRA ACQUISITION CORP.

	By:	/s/ Paulo Carvalho de Gouvea
	Name:	Paulo Carvalho de Gouvea
	Title:	Chief Executive Officer