Form 10-K
period 2021-12-31
Itiquira Acquisition Corp.
filed 2022-04-26
CIK 1805508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-39986

ITIQUIRA ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification Number)

430 Park Avenue, Suite 202 New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(646) 350-0341
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	ITQRU	Nasdaq Capital Market
Class A ordinary shares included as part of the units	ITQ	Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	ITQRW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value for the registrant’s Class A ordinary shares outstanding, other than the shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq Capital Market, was approximately $221.5 million (based on the closing sales price of the ordinary shares on June 30, 2021 of $9.63).

As of April 22, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference:

None.

ITIQUIRA ACQUISITION CORP.

FORM 10-K

i

GLOSSARY OF TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“we,” “us,” “our,” “company” or “our company” are to Itiquira Acquisition Corp., a Cayman Islands exempted company;
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“founder shares” are to 5,750,000 Class B ordinary shares issued by us to our initial shareholders and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“independent directors” are to Woods Staton, Claudio Eugênio Stiller Galeazzi, Marcelo Maisonnave and Thor Björgólfsson;
●	“initial public offering” means the initial public offering of 23,000,000 of our units, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share, which was consummated on February 8, 2021;
●	“initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement” are to the private placement of 6,600,000 warrants purchased by our sponsor, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $1.00 per warrant for a total purchase price of $6.6 million;
●	“private placement warrants” are to the warrants purchased by our sponsor in the private placement and upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team if and to the extent they have purchased public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;
●	“sponsor” are to Itiquira Partners I, a Cayman Islands exempted company;
●	“trust account” are to the trust account into which $230,000,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public shareholders;
●	“warrants” are to our redeemable warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants;
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and
●	“R$” and “real” each refer to the Brazilian real.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our ability to comply with exchange listing rules or any changes in laws or regulations; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TRADEMARKS

This prospectus contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this prospectus may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks include the following:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
●	If the net proceeds of our initial public offering and the private placement not being held in the trust account are insufficient to allow us to operate until February 8, 2023, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.
●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Our initial shareholders will control the election of our board of directors until completion of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.
●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

v

PART I

Item 1.Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Itiquira” or the “Company” and to “we,” “us” and “our” refer to Itiquira Acquisition Corp.

Company Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 17, 2020 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is Itiquira Partners I, a Cayman Islands exempted company (the “Sponsor”).

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 3, 2021. On February 8, 2021, we consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at the initial public offering price to cover over-allotments, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.9 million, inclusive of approximately $8.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,600,000 warrants at a price of $1.00 per warrant (“Private Placement Warrants”) to the Sponsor, generating gross proceeds of $6.6 million.

Upon the closing of the Initial Public Offering and the Private Placement on February 8, 2021, $230.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Funds and/or accounts managed by SPX Equities Gestão de Recursos Ltda. (which are shareholders of our sponsor and unaffiliated with our management team), which we refer to collectively as our anchor investors, purchased an aggregate of 2,000,000 units in the Initial Public Offering at the public offering price. The underwriters did not receive any upfront discounts or commissions on the units purchased by our anchor investors and will only receive a deferred underwriting commission equal to 3.5% of such gross proceeds upon completion of our initial business combination.

If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or February 8, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor and Management Team

Our sponsor team is comprised of Paulo Carvalho de Gouvea and CH Global Capital, LLC (“CH Global Capital”), which is spearheaded by Marcus Leonardo Silberman, Pedro Chomnalez and Maria A. Herrera. Our management team has been working on deals together for nearly 15 years, with intervals, bringing extensive combined corporate finance, investing and operational experience, coupled with a deep local footprint and knowledge of Brazil and its business dynamics, as well as a strong global relationship network. Their combined experience includes having completed approximately 90 M&A transactions totaling over US$180 billion in value, more than 50 public offerings raising nearly US$30 billion and having had managerial roles across several start-up and mature companies.

Paulo Carvalho de Gouvea, our Chief Executive Officer and Chairman of our board of directors, is based in Brazil and has an extensive track-record in investing and managing companies in the country. During the past years, he has invested in, for, with or alongside important Brazilian companies, such as XP Inc., MMX, Eneva and Rede D’Or São Luiz. Before founding Itiquira Corp with CH Global Capital, Mr. de Gouvea co-founded Ygeia Capital in 2015, a private equity manager focused on healthcare opportunities in Brazil. Previously, from August 2011 to May 2015, Mr. de Gouvea was both a Senior Partner and a member of the board of directors at XP Investimentos (now XP Inc, NASDAQ: XP). XP Inc. was listed on Nasdaq in December 2019 at a US$14.9 billion valuation. During his tenure at XP Inc., Mr. de Gouvea headed the Investment Banking and Private Equity divisions of the firm. Prior to XP Inc., from September 1997 to January 2011, Mr. de Gouvea served in many financial and legal capacities, including Head of Corporate Finance at the EBX Group, at the time a leading natural resources, infrastructure and energy conglomerate in Brazil, where he was responsible for M&A, private equity, equity capital markets and investor relations. At the EBX Group, he was involved in a series of investments, including, co-founding and leading the initial public offering of MMX and Eneva (Bovespa: ENEV3, at the time named MPX) in Brazil in 2006 and 2007, respectively, and leading the sale of MMX’s main asset Iron X in 2008 to Anglo American. During his time at EBX, he was also a member of the board of directors of MMX, MPX and LLX, among others.

Mr. de Gouvea’s recent investment experience includes:

●	As a partner and investor of the Ygeia Capital group, the acquisition, by means of a series of investments of approximately 50% equity interest in Lorem Participações S.A., a Rede D’Or São Luiz S.A. (Bovespa: RDOR3.SA) controlled company, which is a B2B healthcare services provider, currently focused in hemotherapy and nuclear medicine solutions.
●	The acquisition of approximately 56% equity interest in Primasea, a Brazilian life sciences company specialized in organic plant and animal nutrition.

CH Global Capital is a subsidiary of CH Global Holdings, LLC (“CH Holdings”), a New York based private investment firm, financial advisor and asset manager, owned by Pedro Chomnalez and Maria A. Herrera. In 2014, Mr. Chomnalez and Ms. Herrera established CH Global Capital Management, LLC (then known as CH EM Holdings, LLC, and, since 2017, a subsidiary of CH Holdings), primarily to manage the assets of a select group of ultra-high net worth families. In 2017, Mr. Chomnalez and Ms. Herrera established CH Global Capital, which provides strategic and financial advice, as well as consulting services, to business owners, entrepreneurs and investment firms. Marcus L. Silberman joined CH Global Capital as a partner in 2019, and, together with Mr. Chomnalez and Ms. Herrera established CH Global Capital Brazil Ltda, a corporate finance advisory and consulting firm based in Sao Paulo, Brazil.

Marcus L. Silberman, PhD, our Chief Financial Officer, is based in Brazil and has more than twenty-five years of experience in originating and executing M&A transactions, including local and cross-border divestitures, acquisitions, mergers and joint ventures, with a particular focus on Brazil. Prior to joining CH Global Capital in 2019, from September 2014 to March 2019, Mr. Silberman served as Co-Head of Latin America M&A at Bank of America Merrill Lynch, covering Brazil. Prior to that, he was Co-Head of Emerging Markets M&A and a member of the Global Advisory Investment Banking Committee of Credit Suisse AG (“Credit Suisse”) where he worked from January 1998 until June 2014. Throughout his career, Mr. Silberman developed an extensive network of Brazilian entrepreneurs, investors and bankers. He executed more than 50 closed deals totaling close to US$140 billion, the vast majority in Brazil. Marcus holds a PhD in Finance from the Marshall School of Business at the University of Southern California, an M.Sc. in Industrial Engineering from PUC-RJ and a B.Sc. in Industrial Engineering from UFRJ (Universidade Federal do Rio de Janeiro).

Pedro Chomnalez, our Co-Chief Investment Officer and member of our board of directors, has more than thirty years of investment banking, strategic advisory and direct investing experience. Mr. Chomnalez has forged close relationships with some prominent families throughout emerging markets, North America and Europe, as well as the top management of multinationals, sovereign wealth funds and institutional investors. Prior to founding CH Holdings in 2014, Mr. Chomnalez served in several leadership positions at Credit Suisse, a multinational investment bank and financial services company. In addition to his role as Head of Credit Suisse Latin America Investment Banking from 2004 to 2013, he was the Co-Head of the Credit Suisse Emerging Markets Council from 2010 to 2013. He was also a member of the Global Diversity Committee at the bank. Before running Credit Suisse’s Latin America Investment Banking, Mr. Chomnalez was responsible for the Latin America M&A Group at Credit Suisse between 2001 and 2004. Prior to that, Mr. Chomnalez served as a director of the Credit Suisse International Private Equity Fund making investments in Brazil, Argentina, Poland and the United Kingdom in the Technology, Consumer, Industrials and Media and Entertainment sectors.

Mr. Chomnalez serves or has served on the board of directors of several public and private companies as well as family foundations. More recently he was a member of the board of directors of Telecom Argentina (NYSE:TEO), and also a member of its audit committee. Mr. Chomnalez has an MBA from INSEAD, an MS in Economics and a BS in Econometrics from the Université Paris 2 Panthéon-Assas.

Maria A. Herrera, our Co-Chief Investment Officer and member of our board of directors, brings more than 15 years of experience in investment banking, investment advisory and principal investing. She is the Chief Investment Officer and Chief Compliance Officer of CH Global Capital Management, LLC. Since 2017, Ms. Herrera has also served on the advisory board of Princeville Capital, an investment firm focused on backing rapidly growing technology-related private companies around the world. Previously, Ms. Herrera worked for over a decade in investment banking, first at Lehman Brothers and later at Merrill Lynch, where she was a director in the Telecom & Media, and the Latin America Investment Banking Groups.

Prior to working in investment banking, Ms. Herrera was a management consultant for Accenture. Over her career, Ms. Herrera has forged close relationships with the controlling shareholders of leading businesses in Latin America as well as asset managers and family offices globally. Ms. Herrera is actively involved in several not-for-profit endeavors in the education sector where she serves as a board member, including FUNSEPA US, a foundation that works to contribute to the development of Guatemala, improving education through the use of technology as a learning tool. Ms. Herrera has an M.S. in Industrial Engineering from the School of Engineering of the University of Buenos Aires, an MBA from The Wharton School, and an M.A. in International Studies from the Lauder Institute of the University of Pennsylvania.

Our anchor investors are certain funds and vehicles managed by SPX Equities Gestão de Recursos Ltda., an investment manager from SPX Group (“SPX” and such funds and vehicles referred to as “SPX Funds”). SPX is an independent asset management firm with substantial investment expertise in Brazil and abroad. SPX Group headquarters is based in Rio de Janeiro, with offices in São Paulo, London and New York, and was founded in 2010 by professionals with extensive experience and success in asset management. The SPX team is comprised of a team of senior professionals not only in the area of asset management, but also in the areas of risk, compliance and back office. Today, SPX has 154 professionals across the company. As of December 2021, SPX has approximately $10 billion of assets under management. We believe we will benefit significantly from SPX’s investment experience. SPX’s team maintains an extensive network of relationships that we believe will provide us with a distinct advantage for sourcing opportunities. SPX Equities Gestão de Recursos Ltda., as the investment manager of our anchor investors, does not have a direct interest in our sponsor entity and all economic benefit derived from the sponsor entity will inure to the benefit of the anchor investors.

We intend to draw upon the extensive networks, relationships and investment personnel of our management team and shareholders of our sponsor to identify, source, negotiate and execute an initial business combination in the Brazil growth and value sectors. Our team has built these relationships over multiple decades of investment, advisory and operating experience in Brazil. We believe that the reputations and track-records of the members of our management team will make us a preferred partner for potential business combination targets. Furthermore, we believe that our relationships provide us with differentiated access to key resources and opportunities, as well as a unique understanding of macroeconomic trends, government policies and reforms, regulatory frameworks, local and international investor expectations and market sentiment in Brazil.

The past performance of our management team and their affiliates is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our sponsor, management team and their affiliates as indicative of our future performance. None of the members of our management team has any past experience with any blank check companies or special purpose acquisition companies.

Brazil Macro Overview

Brazil is the twelfth largest economy in the world in terms of GDP (US$1.445 trillion as of 2020) and the largest economy in Latin America. The country is also the sixth largest in the world in terms of population (212.6 million) and the fifth largest in the world in terms of area (3.3 million sqm). While the country has shown significant GDP growth in the past 20 years, Brazil’s economic potential has been inhibited by bureaucratic and structural inefficiencies. Despite such inefficiencies, which are being addressed by the current administration, Brazil’s economy is highly dynamic and has become a breeding ground for entrepreneurs with innovative and high-growth business models. These innovators often times do not have access to the local capital markets, as can be seen in the fact that Brazil has less than 500 listed companies, compared to the United States’ approximately 4,000. On the other hand, Brazil has one of the most digitally connected and engaged populations in the world. This presents a unique opportunity for technology-driven growth in all sectors of its economy. We believe the lagging number of listed companies, combined with large number of quality, high-growth companies in a well-digitalized economy supports our investment thesis.

We believe the current administration is leading the country into a period of long-term advancement by promoting reforms to spur private-sector lead growth as well as fiscal reforms. The government has begun social security reforms, privatizations, concessions and asset sales, among other measures. Before COVID-19, the government had also reduced interest rates to 2%, a historical low for the country. Whilst interest rates have come up significantly from these record lows, we believe that the reform progress, supported by a market-friendly government, should keep boosting consumer confidence, job creation, credit expansion and ultimately further economic growth in the country.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company in the Brazil growth or value sectors. We believe that there is a unique window of opportunity to take advantage of the improved business environment in Brazil, supported by strong macroeconomic trends and government reforms, to acquire a high-quality company or asset, and leverage our expertise to build a strong business with competitive advantages that have the potential to improve the target’s overall value proposition.

We believe our management team has significant experience in:

●	identifying, sourcing, negotiating and executing acquisitions in the Brazil growth or value sectors and in Brazil generally;
●	sorting through opportunities that leverage Brazil’s strengths and avoiding ones that may face significant headwinds;
●	identifying the right entrepreneurs that can add value as long-term partners;
●	investing in, managing and operating companies across a variety of industries;
●	attracting, selecting and retaining high-performing management teams with proven track records;
●	developing and executing strategic business plans to grow companies, both organically and inorganically;
●	partnering with other industry-leading players to increase sales and improve profitability, enhancing the competitive position of companies;
●	implementing an optimized capital structure that enables companies to achieve their next phase of growth or consolidation;
●	accessing the capital markets, including local and international capital sources, across various business cycles;
●	running successful and profitable businesses throughout changing macroeconomic, legal, tax and regulatory environments.

Our acquisition plan is to leverage our management team’s networks of potential transaction sources where we believe a combination of our management team’s and shareholders of our sponsor’s industry relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses or assets. Over the course of their careers, the members of our management team have developed a broad network of contacts, and personal and corporate relationships that we believe will serve as a useful source of acquisition opportunities and overall assessment of transaction and partner quality. We plan to leverage our close relationships with owners of private businesses, management teams, investment professionals at private equity firms and other financial sponsors, government bodies, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. The members of our management team and shareholders of our sponsor entity plan to communicate with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, however we may decide to enter into our initial business combination with a target that does not necessarily meet one or all of these criteria and guidelines. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We intend to focus on target businesses that we believe:

●	are in sectors with strong growth potential, with high correlation to Brazil growth;
●	have resilient business models;
●	are in sectors that have been historically underserviced by the government;
●	are preferably in, but are not limited to, the technology or biotechnology, healthcare, pharma, education, renewable energy and consumer services sectors;
●	have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors;
●	have strong, experienced management teams with long-term commitment, or provide a platform to assemble an effective management team with a track record of driving growth and profitability;
●	provide a platform for add-on acquisitions, which we believe will be an opportunity for our sponsor and its members and management team to deliver incremental shareholder value post-acquisition;
●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;
●	have a diversified customer base better positioned to endure economic downturns, changes in the industry landscape and evolving customer, supplier and competitor preferences;
●	have attractive potential for international or regional expansion;
●	will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks; and
●	can benefit from being publicly traded, are prepared to be a publicly traded company, and can utilize access to broader capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Acquisition Process

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to these fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Initial Business Combination

As required by the Nasdaq Capital Market (“Nasdaq”) rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the U.S. Securities and Exchange Commission, or the SEC, in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If our initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses.

We are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700,000,000 as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $221,950,000, assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees if the underwriters’ over-allotment option is exercised in full, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the private placements warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into). We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of Nasdaq’s 80% of fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination and cause us to depend on the marketing and sale of a single product or limited number of products or services.

Post-Combination Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Law and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. There is no limit on the number of shares or warrants such persons may purchase, or any restriction on the price that they may pay. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial shareholders, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) to clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to (1) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (3) reduce the number of public warrants outstanding or vote such warrants or any matter submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their affiliates will be restricted from making purchases of ordinary shares if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination or Certain Shareholder Votes to Amend our Amended and Restated Certificate of Incorporation

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any Class A ordinary shares properly delivered for redemption and not withdrawn. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with (1) the completion of our initial business combination and (2) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any extended time that we have to consummate a business combination beyond 24 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Permitted transferees of our initial shareholders, officers or directors will be subject to the same obligations.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive, amalgamations pursuant to a scheme of arrangement and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock”

rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least ten days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed business combination. In addition, our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of a business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete such business combination or redeem any shares in connection therewith, and all public shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System at the holder’s option, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which may include the requirement a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least ten days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of our initial business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of our initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until February 8, 2023 or during any Extension Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of the Initial Public Offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period or any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Facilities

We currently maintain our executive offices at 430 Park Avenue, Suite 202, New York, New York 10022. We consider our current office space adequate for our current operations.

Website

We maintain an Internet website at www.itiquiracorp.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report.

Employees

We currently have six officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A.Risk Factors.

Risks Related to Our Business and the Initial Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares outstanding to be voted in favor of a transaction (assuming all issued and outstanding shares are voted), subject to any higher threshold as is required by Cayman Islands or other applicable law, in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval.

Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a large number of public shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and any cross-border transactions.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination prior to February 8, 2023 or seek a shareholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the prescribed period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 outbreak and other events (such as current or anticipated military conflict, including between Russia and Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A ordinary share to materially decline.

Our sponsor invested an aggregate of $6,625,000 in us in connection with our Initial Public Offering and the private placement, comprised of the $25,000 purchase price for the founder shares and the $6,600,000 purchase price for the private placement warrants. We offered our units to the public at an offering price of $10.00 per unit, and the amount in our trust account is currently approximately $10.00 per public share, implying an initial value of $10.00 per public share. However, because the sponsor contributed only a nominal amount of approximately $0.004 per share for the founder shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of our sponsor’s founder shares into Class A ordinary shares upon our completion of an initial business combination.

The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one share of Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $230,000,000 (which is the amount in the trust account after our initial public offering), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (a) the value of our public and private placement warrants, (b) the trading price of our Class A ordinary shares, (c) the initial business combination transaction costs (including payment of $8,050,000 of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors, or (f) the target’s business itself.

Class A ordinary shares held by public shareholders	23,000,000	shares
Class B ordinary shares held by our sponsor	5,750,000	shares
Total ordinary shares	28,750,000	shares
Total funds in trust at the initial business combination	$230,000,000
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Our sponsor’s investment per Class B ordinary share(2)	$0.004
Implied value per Class A ordinary share upon the initial business combination(3)	$8.00
(1)	While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)

The sponsor’s total investment in the equity of the company, inclusive of the founder shares and the sponsor’s $6,600,000 investment in the private placement warrants, is $6,625,000. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares held by our sponsor would automatically convert into Class A ordinary shares upon completion of our initial business combination.

Based on these assumptions, each share of Class A ordinary share would have an implied value of $8.00 per share upon completion of our initial business combination, representing a 20% decrease from the initial implied value of $10.00 per public share. While the implied value of $8.00 per share of Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each founder share. At $8.00 per share, the 5,750,000 Class A ordinary shares that the sponsor would own upon completion of our initial business combination (after automatic conversion of the sponsor’s founder shares) would have an aggregate implied value of $46,000,000. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the initial business combination is as low as $1.00 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti- dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See the section of this report entitled “Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection With a Tender Offer or Redemption Rights.”

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the private placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the private placement not being held in the trust account are insufficient to allow us to operate until February 8, 2023, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 8, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until February 8, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. Our sponsor is not obligated to fund such loans.

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, only approximately $600,000 is available to us outside the trust account to fund our working capital requirements as of December 31, 2021. In the event that our Initial Public Offering expenses exceed our estimate of $1,500,000 we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the Initial Public Offering expenses are less than our estimate of $1,500,000 the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding up petition or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 8, 2023 or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business combination prior to February 8, 2023 or during any Extension Period, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after completion of our initial business combination. Our public shareholders will not have the right to appoint directors prior to consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also will not have the right to vote on the appointment of directors prior to completion of our initial business combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in Argentina and/or Brazil focused on industries that we believe have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders, including, but not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified a specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder who chooses to remain a shareholder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from a valuation or appraisal firm, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We expect to need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination.

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this 80% of fair market value test, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% of fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the private placement will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the private placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until completion of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own shares representing 20% of our issued and outstanding ordinary shares. Our initial shareholders will control the election of our board of directors until completion of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

As a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

In addition, our anchor investors purchased an aggregate of 2,000,000 units in our initial public offering. As such, our anchor investors are able to exert a substantial influence on actions requiring a shareholder vote. Our anchor investors may have different interests than other public shareholders, in part as a result of their indirect interests in the founder shares and private placement warrants.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may engage an underwriter or one of its affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Each of the underwriters is entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause an underwriter to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage an underwriter or one of its affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay an underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Each of the underwriters is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that an underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Relating to Brazil

Business combinations with companies with operations in Brazil entail special considerations and risks. If we complete a business combination with a target business with operations in Brazil, we will be subject to, and possibly adversely affected by, the risks set forth below. However, our efforts in identifying prospective target businesses will not be limited to a particular industry or geographic location. Accordingly, if we acquire a target business in another geographic location, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry or location of the target business which we acquire, none of which can be presently ascertained.

The Brazilian government has exercised, and continues to exercise, significant influence over the Brazilian economy, which, together with Brazilian political and economic conditions, may adversely affect us.

If we complete a business combination with a target located in Brazil, we may be adversely affected by the following factors, as well as the Brazilian federal government’s response to these factors:

●	economic and social instability;
●	increase in interest rates;
●	exchange controls and restrictions on remittances abroad;
●	restrictions and taxes on agricultural exports;
●	exchange rate fluctuations;
●	inflation;
●	volatility and liquidity in domestic capital and credit markets;

●	expansion or contraction of the Brazilian economy, as measured by GDP growth rates;
●	allegations of corruption against political parties, elected officials or other public officials, including allegations made in relation to the Lava Jato investigation;
●	government measures aimed at controlling the COVID-19 pandemic;
●	government policies related to our sectors;
●	fiscal or monetary policy and amendments to tax legislation and other political, diplomatic, social or economic developments in or affecting Brazil; and
●	political instability.

Historically, the Brazilian government has frequently intervened in the Brazilian economy and has occasionally made significant changes in economic policies and regulations, including, among others, the imposition of a tax on foreign capital entering Brazil (IOF tax), changes in monetary, fiscal and tax policies, currency devaluations, capital controls and limits on imports.

The Brazilian economy has been experiencing a slowdown. The Brazilian GDP decreased 3.6% in 2016, increased 1.0% in 2017, increased 1.1% in 2018, increased 1.1% in 2019, decreased 4.1% in 2020 and increased 4.6% in 2021. Inflation, unemployment and interest rates have increased more recently, and the Brazilian real has weakened significantly in relation to the U.S. dollar. Adverse economic conditions in Brazil may materially and adversely affect our business, financial condition and results of operations.

As a result of investigations carried out in connection with the Lava Jato (Car Wash) operation into corruption in Brazil, a number of senior politicians, including congressmen, and executive officers of some of the major state-owned companies in Brazil have resigned or been arrested, while others are being investigated for allegations of unethical and illegal conduct.

In addition, former presidents, including Dilma Rousseff and Michel Temer, were impeached or faced impeachment in connection with the Lava Jato operation. In 2018 a Brazilian federal appeals court unanimously upheld the conviction of former president Luís Inácio Lula da Silva on corruption charges uncovered by the Lava Jato operation. On November 8, 2019, Luís Inácio Lula da Silva was released from prison based on a Brazilian Supreme Court decision allowing him to remain free during the pendency of his appeals. On April 14, 2021, the Brazilian Supreme Court revoked several of his convictions. As of December 31, 2021, Luiz Inacio Lula da Silva was still a defendant in a criminal lawsuit.

To date these investigations remain ongoing and the ultimate outcome is uncertain, but they have already had an adverse effect on the image and reputation of the implicated companies, and on the general market perception of the Brazilian economy, the political environment and the Brazilian capital markets. The development of these investigations may adversely affect us. We cannot predict whether these investigations will bring further political or economic instability to Brazil, or whether new allegations will be raised against current high-level members of the Brazilian federal government. In addition, we cannot predict the results of these investigations, nor their effects on the Brazilian economy.

Current President Jair Bolsonaro took office on January 1, 2019. We cannot predict the impact of the policies of the Bolsonaro administration on the global economy or the Brazilian economy. In addition, 2022 is a presidential election year in Brazil. Historically, in election years, especially presidential elections, foreign investments in the country decrease and political uncertainty generates greater instability and volatility in the domestic market.

Any of the above factors may create additional political uncertainty, which could harm the Brazilian economy and, consequently, our business and the price of our ordinary shares.

Inflation, coupled with the Brazilian government’s measures to fight inflation, may hinder Brazilian economic growth and increase interest rates, which could have a material adverse effect on us.

Brazil has in the past experienced significantly high rates of inflation. As a result, the Brazilian government adopted monetary policies that resulted in Brazilian interest rates being among the highest in the world. The Central Bank’s Monetary Policy Committee (Comitê de Política Monetária do Banco Central, or “COPOM”), establishes an official interest rate target for the Brazilian financial system based on the level of economic growth, inflation rate and other economic indicators in Brazil. Between 2004 and 2010, the official Brazilian interest rate varied from 19.75% to 8.75% per year. In response to an increase in inflation in 2010, the Brazilian government increased the official Brazilian interest rate, the SELIC rate, which was 10.75% per year as of December 31, 2010. The SELIC rate has increased and decreased since then and, as of February 3, 2022, it was 10.75% per year. The inflation rates, as measured by the General Market Price Index (Índice Geral de Preços-Mercado, or IGP-M), and calculated by Fundação Getúlio Vargas, or FGV, were (0.52)% in 2017, 7.54% in 2018, 7.30% in 2019 and 23.14% in 2020. The inflation rates, as measured by the Extended National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), or IPCA, and calculated by Instituto Brasileiro de Geografia e Estatistica, or IBGE, were -0.23% in 2017, 1.26% in 2018, 0.01% in 2019, 0.26% in 2020 and 10.06% in 2021.

Inflation and the government measures to fight inflation have had and may continue to have significant effects on the Brazilian economy and our business. In addition, the Brazilian government’s measures to control inflation have often included maintaining a tight monetary policy with high interest rates, thereby restricting the availability of credit and slowing economic growth. On the other hand, an easing of monetary policies of the Brazilian government may trigger increases in inflation. In the event of an increase in inflation, we may not be able to adjust our daily rates to offset the effects of inflation on our cost structure, which may materially and adversely affect us.

A deterioration in general economic and market conditions or the perception of risk in other countries, principally in emerging countries or the United States, may have a negative impact on the Brazilian economy and us.

Economic and market conditions in other countries, including the United States and Latin America and other emerging market countries, may affect the Brazilian economy and the market for securities issued by Brazilian companies. Although economic conditions in these countries may differ significantly from those in Brazil, investors’ reactions to developments in these other countries may have an adverse effect on the market value of securities of Brazilian issuers. Crises in other emerging market countries could dampen investor enthusiasm for securities of Brazilian issuers, including ours, which could adversely affect the market price of our ordinary shares. In the past, the adverse development of economic conditions in emerging markets resulted in a significant flow of funds out of the country and a decrease in the quantity of foreign capital invested in Brazil. Changes in the prices of securities of public companies, lack of available credit, reductions in spending, general slowdown of the global economy, exchange rate instability and inflationary pressure may adversely affect, directly or indirectly, the Brazilian economy and securities market. Global economic downturns and related instability in the international financial system have had, and may continue to have, a negative effect on economic growth in Brazil. Global economic downturns reduce the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide.

In addition, the Brazilian economy is affected by international economic and market conditions generally, especially economic conditions in the United States. Share prices on B3 S.A. — Brasil, Bolsa, Balcão (also known as the “B3”), for example, have historically been sensitive to fluctuations in U.S. interest rates and the behavior of the major U.S. stock indexes. An increase in interest rates in other countries, especially the United States, may reduce global liquidity and investors’ interest in the Brazilian capital markets, adversely affecting the price of our ordinary shares.

Infrastructure and workforce deficiency in Brazil may impact economic growth and have a material adverse effect on us.

Our performance depends on the overall health and growth of the Brazilian economy. Brazilian GDP growth has fluctuated over the past few years, with a contraction of 3.28% in 2016 and growth of 1.1% in 2017 and 2018. Brazilian GDP grew 1.1% in 2019, contracted 4.1% in 2020 and increased 4.6% in 2021. Growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, general strikes, the lack of a qualified labor force, and the lack of private and public investments in these areas, which limit productivity and efficiency. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us.

Exchange rate instability may have adverse effects on the Brazilian economy, us and the price of our ordinary shares.

The Brazilian currency has been historically volatile and has been devalued frequently over the past three decades. Throughout this period, the Brazilian government has implemented various economic plans and used various exchange rate policies, including sudden devaluations, periodic mini-devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. Although long-term depreciation of the real is generally linked to the rate of inflation in Brazil, depreciation of the real occurring over shorter periods of time has resulted in significant variations in the exchange rate between the real, the U.S. dollar and other currencies. In 2014, the real depreciated by 10% against the U.S. dollar, while in 2015 it further depreciated by 31%. The real/U.S. dollar exchange rate reported by the Central Bank was R$3.259 per $1.00 on December 31, 2016, an appreciation of 20% against the rate of R$3.905 per $1.00 reported on December 31, 2015. In 2017, the real depreciated by 1%, with the exchange rate reaching R$3.308 per $1.00 on December 31, 2017. In 2018, the real depreciated an additional 16%, to R$3.875 per $1.00 on December 31, 2018. In 2019, the real depreciated an additional 4% to R$4.031 per $1.00 on December 31, 2019. In 2020, the real depreciated an additional 29% to R$5.197 per $1.00 on December 31, 2020. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.581 per $1.00 on December 31, 2021, which reflected a 7% depreciation of the real against the U.S. dollar during 2021, due primarily to the impact of the COVID-19 pandemic on the Brazilian economy. As of February 7, 2022, the real/U.S. dollar exchange rate reported by the Central Bank was R$5.291 per $1.00, an appreciation of 5% of the real since December 31, 2021. There can be no assurance that the real will not again depreciate against the U.S. dollar or other currencies in the future.

A devaluation of the real relative to the U.S. dollar could create inflationary pressures in Brazil and cause the Brazilian government to, among other measures, increase interest rates. Any depreciation of the real may generally restrict access to the international capital markets. It would also reduce the U.S. dollar value of our results of operations. Restrictive macroeconomic policies could reduce the stability of the Brazilian economy and harm our results of operations and profitability. In addition, domestic and international reactions to restrictive economic policies could have a negative impact on the Brazilian economy. These policies and any reactions to them may harm us by curtailing access to foreign financial markets and prompting further government intervention. A devaluation of the real relative to the U.S. dollar may also, as in the context of the current economic slowdown, decrease consumer spending, increase deflationary pressures and reduce economic growth.

On the other hand, an appreciation of the real relative to the U.S. dollar and other foreign currencies may deteriorate the Brazilian foreign exchange current accounts. Changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods and services that Brazilian entities purchase from countries outside Brazil. Depending on the circumstances, either devaluation or appreciation of the real relative to the U.S. dollar and other foreign currencies could restrict the growth of the Brazilian economy, as well as our business, results of operations and profitability.

Any further downgrading of Brazil’s credit rating could reduce the trading price of our ordinary shares.

We may be harmed by investors’ perceptions of risks related to Brazil’s sovereign debt credit rating. Rating agencies regularly evaluate Brazil and its sovereign ratings, which are based on a number of factors including macroeconomic trends, fiscal and budgetary conditions, indebtedness metrics and the perspective of changes in any of these factors.

The rating agencies began to review Brazil’s sovereign credit rating in September 2015. Subsequently, the three major rating agencies downgraded Brazil’s investment-grade status:

●	Standard & Poor’s initially downgraded Brazil’s credit rating from BBB-negative to BB-positive and subsequently downgraded it again from BB-positive to BB, maintaining its negative outlook, citing a worse credit situation since the first downgrade. On January 11, 2018, Standard & Poor’s further downgraded Brazil’s credit rating from BB to BB-negative.
●	In December 2015, Moody’s placed Brazil’s Baa3’s issue and bond ratings under review for downgrade and subsequently downgraded the issue and bond ratings to below investment grade, at Ba2 with a negative outlook, citing the prospect of a further deterioration in Brazil’s debt indicators, taking into account the low growth environment and the challenging political scenario. On May 16, 2020, Moody’s affirmed Brazil’s issue and bond ratings at Ba2 and maintained its stable outlook.

●	Fitch downgraded Brazil’s sovereign credit rating to BB-positive with a negative outlook, citing the rapid expansion of the country’s budget deficit and the worse-than-expected recession. In February 2018, Fitch downgraded Brazil’s sovereign credit rating again to BB-negative, citing, among other reasons, fiscal deficits, the increasing burden of public debt and an inability to implement reforms that would structurally improve Brazil’s public finances.

Brazil’s sovereign credit rating is currently rated below investment grade by the three main credit rating agencies. Consequently, the prices of securities offered by companies with significant operations in Brazil have been negatively affected. A prolongation or worsening of the current Brazilian recession and continued political uncertainty, among other factors, could lead to further ratings downgrades. Any further downgrade of Brazil’s sovereign credit ratings could heighten investors’ perception of risk and, as a result, cause the trading price of our ordinary shares to decline.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

Our management team will likely pursue a company with operations or opportunities outside of the United States for our initial business combination, and accordingly we may face additional burdens in connection with investigating, agreeing to and completing such combination, and after such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

Our management team will likely pursue a company with operations or opportunities outside of the United States for our initial business combination, which would subject us to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;

●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the ongoing conflict in Ukraine and the surrounding region;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Related to Ownership of Our Securities

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $230,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 8, 2023 or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination prior to February 8, 2023 or during any Extension Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination prior to February 8, 2023 or during any Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities. On May 28, 2021, we received written notice from Nasdaq indicating that we were not compliant with Nasdaq Listing Rule 5250(c)(1) because we had not yet filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. We subsequently regained compliance by filing such Quarterly Report on Form 10-Q, before Nasdaq’s six-month compliance deadline, on June 3, 2021. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a U.S. federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If we have not completed an initial business combination prior to February 8, 2023, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not completed an initial business combination prior to February 8, 2023 or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond such time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We did not register the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We did not register the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our reasonable best efforts to file a registration statement under the Securities Act covering the issuance of such shares, to use our reasonable best efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 15 business days of the closing of an initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of ordinary shares, including 200,000,000 Class A ordinary shares, par value $0.0001 per share, and 20,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 1,000,000 preferred shares, par value $0.0001. As of the date of this report, there are 177,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of issued and outstanding warrants and shares issuable upon conversion of the Class B ordinary shares, and 1,000,000 authorized but unissued preferred shares available for issuance. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. As of the date of this report, there are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond February 8, 2023 or (y) amend the foregoing provisions.

The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement requiring us to register such securities for resale. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Class A ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(a)	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share (the “Newly Issued Price”);
(b)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
(c)	the volume weighted average trading price of our ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement warrants to purchase an aggregate of 6,600,000 Class A ordinary shares at $11.50 per share. Our initial shareholders, including our sponsor, currently own an aggregate of 5,750,000 founder shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a half of the number of shares compared to units that each contain a whole warrant to purchase one share, which we believe will make us a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Risks Related to Our Management

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Paulo Carvalho de Gouvea, our Chief Executive Officer and Chairman, Marcus L. Silberman, our Chief Financial Officer, and Pedro Chomnalez and Maria A. Herrera, each our Co-Chief Investment Officer and a director appointed by our sponsor. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We are engaged in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our founders and our directors and officers, or any of their respective affiliates may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in industries as diverse as energy, financial services, agriculture and health. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our initial shareholders hold an aggregate of 5,750,000 founder shares. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 6,600,000 warrants at a price of $1.00 per warrant, which will also be worthless if we do not complete an initial business combination. Our initial shareholders, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any shareholder vote to approve an amendment to our amended and restated memorandum and articles of association  (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 8, 202 3or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for the completion of our initial business combination nears.

Unlike certain other blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in the initial public offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of the initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to certain complex equity and equity-linked instruments we issued in connection with our initial public offering in February 2021. This material weakness resulted in the restatement of the Company’s balance sheet as of February 8, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In addition, the Company did not record accrued expenses in the proper accounting period. Those expenses were paid in 2022 but incurred in 2021 so they were not properly accrued at December 31, 2021. For a discussion of management’s consideration of the material weaknesses identified, see “Part II, Item 9A. Controls and Procedures” included in this Form 10-K.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had approximately $600,000 in cash and cash equivalents and a working capital deficiency of approximately $79,000. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern.

Certain agreements related to the initial public offering may be amended without shareholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders, officers and directors.

Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any material amendment entered into in connection with the completion of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly organized blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants, the U.S. holder may be subject to certain adverse U.S. federal income tax consequences and additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election with respect to their ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to them as holders of our ordinary shares or warrants.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since only holders of our founder shares will have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable. See “—Risks Relating to Brazil.”

We will be subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We will be subject to rules and regulations of various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from our search for a business combination target to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We may be delayed in processing mail received at our registered office.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of business combination targets and the cost of our initial business combination, and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provides that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-business combination activity (including the requirement to not release proceeds of the initial public offering and the private placement except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibits any amendment of its provisions (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 8, 2023 or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 8, 2023 or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 430 Park Avenue, Suite 202, New York, New York 10022. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are traded on Nasdaq under the symbols ITQRU, ITQ and ITQRW, respectively. Our units commenced public trading on February 4, 2021. The Class A ordinary shares and the warrants included in the units traded as a unit until March 29, 2021, when separate trading of the Class A ordinary shares and warrants began. No fractional warrants were or will be issued and only whole warrants trade. Holders now have the option to continue to hold units or separate their units into the component pieces.

Holders

As of April 22, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, five holders of record of our Class B ordinary shares and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

Our Sponsor was issued an aggregate of 5,750,000 founder shares, or Class B ordinary shares, for which we received a capital contribution of an aggregate of $25,000. Our Sponsor subsequently transferred a portion of these founders’ shares to our independent directors, for the same per share purchase price originally paid for such shares.

On February 8, 2021, we consummated the Initial Public Offering of 23,000,000 Units, at $10.00 per Unit, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at the initial public offering price to cover over-allotments, generating gross proceeds of $230.0 million, and incurring offering costs of $12.9 million, inclusive of $8.1 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share for $11.50 per share.

Simultaneously with the consummation of the Initial Public Offering on February 8, 2021, we completed the Private Placement of 6,600,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds to us of $6,600,000.

In connection with the Initial Public Offering, we incurred offering costs of approximately $12.9 million, inclusive of approximately $8.1 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering and Over-Allotment expenses, $230.0 million of the net proceeds from the Initial Public Offering and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) have been deposited in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of our public shareholders. As of December 31, 2021, we had approximately $600,000 of cash held outside of the trust account for working capital.

Except for the withdrawal from the trust account of interest earned on the funds held therein necessary to pay our taxes, if any, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until February 8, 2023).

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Purchases of Equity Securities by Issuer and Affiliates

None.

Item 6.Selected Financial Data.

[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Itiquira Acquisition Corp.,” “Itiquira,” “our,” “us” or “we” refer to Itiquira Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our sponsor is Itiquira Partners I, a Cayman Islands exempted company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 3, 2021. On February 8, 2021, we consummated our Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.9 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $6.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested by the trustee only in U.S. government treasury securities with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 8, 2023, or during any shareholder-approved extension period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net income of approximately $6.0 million, which consisted of non-operating gain from change in fair value of derivative liabilities of approximately $8.3 million, income on investments held in Trust Account of approximately $0.1 million and partially offset by general and administrative expenses of approximately $1.6 million, general and administrative expenses - related party of $0.1 million, and transaction costs allocated to warrant liabilities of approximately $0.6 million.

For the period from February 17, 2020 (inception) through December 31, 2020, we had a loss of approximately $29,000, which consisted solely of general and administrative expenses.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $600,000 in our operating bank account, and a working capital deficiency of approximately $79,000.

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the note payable, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the note payable in full on February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 8, 2023. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees.

We incurred $110,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the year ended December 31, 2021. As of December 31, 2021 and 2020, we had no balance outstanding for services in connection with such agreement on the accompanying balance sheets.

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

Critical Accounting Policies

Derivative instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,600,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the year ended December 31, 2021, of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in  transaction costs allocated to warrant liabilities in the statements of operations and approximately $12.3 million is allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. We classify deferred underwriting commissions as non-current liabilities as our liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Shares

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data.

This information appears following Item 15 of this report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021. The Company did not record accrued expenses in the proper accounting period. Those expenses were paid in 2022 but incurred in 2021 so they were not properly accrued at December 31, 2021. Also, there was previously reported material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, which included the accounting for warrants and redeemable shares. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weakness, management, including the Certifying Officers, believes that the financial statements contained in this Form 10-K filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Paulo Carvalho de Gouvea	46	Chief Executive Officer and Chairman
Marcus Leonardo Silberman	59	Chief Financial Officer
Pedro Chomnalez	57	Co-Chief Investment Officer and Director
Maria Alejandra Herrera	57	Co-Chief Investment Officer and Director
Gabriela Yu	37	Treasurer, Controller and Investor Relations Officer
Tainah Salles Mendes	34	Vice President of Corporate Finance
Woods Staton	72	Director
Claudio Eugênio Stiller Galeazzi	81	Director
Marcelo Maisonnave	46	Director
Thor Björgólfsson	54	Director

Paulo Carvalho de Gouvea has served as our Chief Executive Officer and Chairman of our board of directors since our inception. Since September 2015, Mr. de Gouvea has been a founding Managing Partner of Ygeia Capital Gestão de Recursos Ltda. (“Ygeia Capital”), a private equity company in Brazil, targeting acquisitions of healthcare companies in Brazil. From 2016 to 2020, he served as a member of the board of directors of Grupo RPH, a portfolio company of Ygeia Capital and a leading nuclear medicine company in Brazil, and from 2016 to October 2020, he served as chairman of the board of directors of Ygeia Saúde Participações S.A. and Ygeia Medical Participações S.A., Ygeia Capital’s investment vehicles of its healthcare investments. From August 2011 to June 2015, Mr. de Gouvea was both a senior partner and a member of the board of directors at XP Investimentos Corretora de Cambio, Titulos e Valores Mobiliarios S.A. (“XP Investimentos”), Brazil’s largest independent broker-dealer firm, where he was head of the Investment Banking and Private Equity divisions. Prior to XP Investimentos, from September 1997 to January 2011, he served in many legal and financial roles, including head of corporate finance at Grupo EBX, a former infrastructure, energy and natural resources conglomerate in Brazil, where he was responsible for mergers and acquisitions, private equity, equity capital markets and investor relations. Mr. de Gouvea holds an LLB from Universidade Federal do Rio de Janeiro.

Marcus Leonardo Silberman has served as our Chief Financial Officer since our inception. Mr. Silberman is a principal at CH Global Capital, based in São Paulo, focused on strategic advice and capital solutions. Prior to joining CH Global Capital, from September 2014 to March 2019, he served as co-head of Latin America M&A at BofA Securities, a multinational investment bank of Bank of America, focused on Brazil. Prior to that, he was co-head of Emerging Markets M&A and a member of the Global Advisory Investment Banking Committee of Credit Suisse, a multinational investment bank and financial services company, where he worked from January 1998 until June 2014. Mr. Silberman holds a PhD in Finance from the Marshall School of Business at the University of Southern California, an MSc in Industrial Engineering from Pontifícia Universidade Católica do Rio de Janeiro and a BS in Industrial Engineering from Universidad Federal do Rio de Janeiro.

Pedro Chomnalez has served as our Co-Chief Investment Officer and member of our board of directors since our inception. Since 2014, Mr. Chomnalez has been a Founding Partner and a Principal at CH Global Capital. Prior to founding CH Global Capital, Mr. Chomnalez served in several leadership positions at Credit Suisse. In addition to his role as Head of Credit Suisse Latin America Investment Banking from 2004 to 2013, he was the Co-Head of the Credit Suisse Emerging Markets Council from 2010 to 2013. Before that, Mr. Chomnalez was responsible for the Credit Suisse Latin America M&A Group from 2001 to 2004. Prior to that, Mr. Chomnalez served as a director of the Credit Suisse International Private Equity Fund focusing on investments in Brazil, Argentina, Poland and the United Kingdom in the technology, consumer, industrials and media and entertainment sectors. Prior to Credit Suisse, Mr. Chomnalez was an investment banker at Lehman Brothers, a former global financial services firm, from 1991 to 1999 in the industrials, emerging markets and equity capital markets groups. From March 2016 to January 2018, he was a member of the board of directors of Telecom Argentina, and also a member of its audit committee. Mr. Chomnalez has an MBA from INSEAD and a MS in Economics and BS in Econometrics from the Université Paris II Pantheon-Assas.

Maria Alejandra Herrera has served as our Co-Chief Investment Officer and member of our board of directors since our inception. Since 2014, Ms. Herrera has been a principal and founding partner at CH Global Capital Management, LLC (formerly known as CH EM Holdings, LLC) in New York, serving as Chief Investment Officer and Chief Compliance Officer since 2016 and focusing on investment advisory and asset management. Since 2017, Ms. Herrera has also served on the advisory board of Princeville Capital, an investment firm focused on backing rapidly growing technology-related private companies around the world. Prior to CH Global Capital, Ms. Herrera was a director in the technology, media & telecom and Latin America investment banking groups at BofA Securities from 1996 to 2002. She began her investment banking career at Lehman Brothers from 1992 to 1996. Ms. Herrera holds an MS in Industrial Engineering from the School of Engineering of the University of Buenos Aires, an MBA from the Wharton School of the University of Pennsylvania and a MA in International Studies from the Lauder Institute of the University of Pennsylvania.

Gabriela Yu has served as our Treasurer, Controller and Investor Relations Officer since our inception. Since 2019, Ms. Yu has been a Managing Director at CH Global Capital Management, LLC, based in New York, where she has been primarily focused on the evaluation and due diligence of private equity, direct and fund investments. Prior to CH Global Capital, from 2018 to 2019, Ms. Yu was a Director at Sophia Capital, a private investment firm based in Buenos Aires, where she led execution and origination efforts for alternative investment opportunities. Prior to Sophia Capital, from 2007 to 2018, Ms. Yu worked for over a decade in Credit Suisse’s Investment Banking and Equity Capital Markets units, covering the Latin American region, based in New York and Buenos Aires. Ms. Yu holds a MS in Finance and a BS in Business Administration from Universidad de San Andrés.

Tainah Salles Mendes has served as our Vice President of Corporate Finance since our inception. From 2016 to 2019, Ms. Salles was a partner at Ygeia Capital, serving as compliance director from 2018 to 2019. From 2013 to 2016, she was a partner at XP Gestão de Recursos Ltda., the asset management arm of XP Investimentos, focusing primarily on fixed income portfolio management and pension fund investor relations. Ms. Salles began her banking career at HSBC Private Bank, from 2009 to 2013, working in the New York, Geneva, Singapore and London offices, where she was an investment advisor to clients of HSBC’s wealth management business. Ms. Salles holds a BS in Economics from the Wharton School of the University of Pennsylvania, with a concentration in finance and operation and information management.

Woods Staton has served on our board of directors since 2021 and is the Executive Chairman of Arcos Dorados (NYSE: ARCO), a position he has held since 2007. In addition, he also served as Chief Executive Officer of Arcos Dorados from 2007 through October 2015. As McDonald’s joint venture partner, Mr. Staton opened the first McDonald’s restaurant in Argentina in 1986 and later served as President of McDonald’s South Latin American Division. He founded Arcos Dorados in 2007 when he led a consortium of investors in the purchase of McDonald’s operations in Latin America. Mr. Staton is co-founder of Endeavor Argentina, an organization for promoting entrepreneurship. He is a member of the Latin America Advisory Board of Harvard Business School and is also a Board Member of the IMD Foundation in Lausanne, Switzerland. In addition, he serves as Chair of the Advisory Board of the Latin American Program at the Woodrow Wilson International Center for Scholars and is also on the Chairman’s International Advisory Council of the Americas Society/Council of the Americas. Mr. Staton holds an MBA from the International Institute for Management Development (IMD) in Switzerland and a Bachelor’s degree in economics from Emory University in Atlanta.

Claudio Eugênio Stiller Galeazzi has agreed to serve on our board of directors and is currently an independent board member of Itiquira Corp, as well as a member of the audit committee. He has acted as CEO of several Brazilian companies such as BRF S.A., Grupo Pão de Açúcar, Lojas Americanas, Cecrisa, Vila Romana, Artex and Mococa. Mr. Galeazzi was also chairman of the board of SESI (National Council of Social Service for Industry), director of FIESP (Federation of Industries of the State of Sao Paulo), board member of IEL (Euvaldo Lodi Institute), vice president of ANFAC (National Association of Factoring) and director of MAM SP (Museum of Modern Art of Sao Paulo). In addition, he was managing director of the Brazilian and Argentine subsidiaries of Drew Chemical Corp., president of Cesbra and John Sommers (a joint venture between British Petroleum and Brascan) and vice president of British Petroleum Mining in Brazil. Mr. Galeazzi currently works as a consultant at Galeazzi & Associados, which he founded, and is a board member of Banco BTG Pactual Bank, where he is also a member of the audit and compliance committees.

Marcelo Maisonnave has agreed to serve on our board of directors and is currently independent board member of Itiquira Corp. Mr. Maisonnave is a Brazilian entrepreneur that co-founded XP Investimentos, now XP Inc (NASDAQ: XP), in 2003, where he spent 13 years leading different parts of the business, including spearheading the education and securities areas of the company. In parallel, from 2010 to 2014, he was a member of the board of directors of ANCORD, the Brazilian National Association of Brokers and Distributors of Securities, Foreign Exchange and Commodities. Since 2016, Mr. Maisonnave has been dedicated to the fintech startups he co-founded in investment platforms, credit, payments and education sectors. Notably, he is co-founder and investor at StartSe, a major start-up ecosystem in Brazil, and Warren, a digital low-fee investment platform. Mr. Maisonnave is also an investor at Vortx,

FitBank, Monkey Exchange and Conta Simples, and serves as a director of Warren Brasil CTVM SA and Vortx. He has a Bachelor’s degree in economics from the Pontifícia Universidade Católica do Rio Grande do Sul (PUC-RS), a Master’s degree in Business Administration from Fundação Getúlio Vargas (FGV) and a capital markets specialization from the University of California.

Thor Björgólfsson has agreed to serve on our board of directors and is one of the pre-eminent investors in the global TMT industry and Iceland’s first billionaire, as recognized by Forbes in 2007. Mr. Björgólfsson is currently the chairman and a founding partner of Novator Partners LLP (which he founded in 2004) and Novator Capital Advisors LLP (which he founded in 2020). Novator focuses on investments in telecommunications and technology businesses in Europe and emerging markets. Mr. Björgólfsson and Novator have invested in, operated and transformed telecommunications operators in Poland and Chile, and currently maintain controlling stakes in two leading telecommunications operators in Latin America alongside shareholdings in companies including WOM in Chile, computer games company CCP, data center Verne Global Ltd. and pharmaceutical company Xantis Pharma AG. Mr. Björgólfsson experienced his first significant liquidity event with Bravo Brewery International Ltd. in St. Petersburg, Russia, selling it to Heineken N.V. in 2002. Over the ensuing years, he invested in telecommunications, mostly in Eastern Europe, built up generic drug company Actavis plc (now Allergan plc), and became a significant investor in one of Iceland’s largest banks, Landsbanki hf. Mr. Björgólfsson currently serves as a director for The Lost Explorer Limited and Thunder Productions Limited. Mr. Björgólfsson graduated from New York University’s Stern School of Business with a degree in finance in 1991 and has served on the school’s board of overseers for the past eight years.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The term of office of the first class of directors will expire at our first annual general meeting, the term of office of the second class of directors will expire at our second annual general meeting and the term office of the third class of directors will expire at our third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination (unless required by Nasdaq). Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Code of Ethics

We adopted a code of ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. A copy of the Code of Ethics will be provided without charge upon request from us, and is posted on our website. We intend to disclose any legally required amendments to, or waivers of, provisions of our Code of Ethics on our website.

Corporate Governance

Audit Committee

Our audit committee consists of Mr. Staton, Mr. Galeazzi and Mr. Björgólfsson, all of whom are independent. Mr. Staton serves as chair. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Staton qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Galeazzi, Mr. Maisonnave and Mr. Staton, each of whom is an independent director under Nasdaq’s listing standards. Mr. Galeazzi serves as chair of the nominating and corporate governance committee. We adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in their sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee

Our Compensation Committee consists of Mr. Galeazzi, Mr. Maisonnave and Mr. Björgólfsson, with Mr. Maisonnave serving as chair. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Item 11.Executive Compensation.

During 2021 and 2020, none of our executive officers or directors have received any compensation for services rendered to us except our independent directors, who each received 30,000 founder shares in January 2021. Other than the aggregate 120,000 founder shares transferred to our independent directors, no compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsor, Chief Executive Officer, Chief Financial Officer and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 22, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days. Information based on 28,750,000 ordinary shares outstanding as of April 22, 2022, of which 23,000,000 were Class A ordinary shares and 5,750,000 were Class B ordinary shares.

			Approximate
	Amount		Percentage
	and		of
	Nature of		Outstanding
	Beneficial		Common
Name and Address of Beneficial Owner(1)	Ownership		Stock
Paulo Carvalho de Gouvea(3)	—		*
Marcus Leonardo Silberman(3)	—		*
Pedro Chomnalez(3)	—		*
Maria Alejandra Herrera(3)	—		*
Gabriela Yu(3)	—		*
Tainah Salles Mendes(3)	—		*
Claudio Eugênio Stiller Galeazzi	30,000	(2)	*
Marcelo Maisonnave	30,000	(2)	*
Thor Björgólfsson	30,000	(2)	*
Woods Staton	30,000	(2)	*
Itiquira Partners I	5,630,000	(2)	19.6%
All officers and directors as a group (ten individuals)	120,000	(2)	*
Sculptor Capital LP(4)	1,446,932		5.0%
SPX Equities Gestao de Recursos Ltda.(5)	2,000,000		7.0%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 430 Park Avenue, Suite 202, New York, New York 10022.

(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on the first business day following our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Does not include any shares held by Itiquira Partners I, of which this person is a director.
(4)

Information was derived from a Schedule 13G/A filed on February 14, 2022 by Sculptor Capital LP (“Sculptor”) on its own and on behalf of Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Enhanced Master Fund, Ltd. (“SCEN”), Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) and Sculptor SC II LP (“NJGC”) (collectively, the “Reporting Persons”), with respect to an aggregate of 1,446,932 the Company’s Class A ordinary shares (as a result of holding 1,446,932 of the Company’s units). Sculptor and Sculptor-II serve as the principal investment managers to a number of private funds and discretionary accounts (the “Accounts”) and thus may be deemed beneficial owners of the ordinary shares in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the ordinary shares. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of the ordinary shares. The address of the principal business office of Sculptor, Sculptor-II, SCHC, SCHC-II, NJGC and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the principal business office of SCMF, SCEN, SCCO, and NRMD is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman.

(5)

The business address of this entity is Rua Humaita, 275, 6 floor, Humaita, CEP 22261-005, Rio de Janeiro, RJ, Brazil. Information derived from a Schedule 13G filed on February 11, 2021 by SPX Equities Gestao de Recursos Ltda.

Our initial shareholders beneficially own 20.0% of the then issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

If we do not complete our initial business combination by February 8, 2023 or during any Extension Period, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions. The private placement warrants will not be redeemable by us so long as they are held by the sponsor and independent directors or their permitted transferees. Our sponsor and independent directors, or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than the sponsors and independent directors or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Initial Public Offering.

Equity Compensation Plans

As of December 31, 2021 and 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

In February 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On January 26, 2021, our sponsor transferred 30,000 founder shares to each of our independent director nominees for their service as independent directors at a purchase price of $0.004 per share. Our initial shareholders collectively own 20% of our issued and outstanding shares. Prior to the initial investment in our company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to us by the number of founder shares issued.

Our sponsor purchased 6,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant ($6,600,000), in private placements that closed simultaneously with the closing of the initial public offering. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We entered into an Administrative Services Agreement pursuant to which we pay an affiliate of our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid an aggregate of up to $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

We may pay salaries or consulting fees to our sponsor, officers, directors or their affiliates. We may also pay success fees to such individuals upon consummation of our initial business combination.

Other than the monthly administrative fees and salaries, consulting fees or success fees described above, no compensation of any kind, including finder’s fees, will be paid by us to our sponsor, CEO, CFO and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor previously loaned to us $300,000. These loans were non-interest bearing, unsecured and were due at the earliest of June 30, 2021 or the closing of the initial public offering. The loans were repaid upon the closing of the initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations includes any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent valuation or appraisal firm that our initial business combination is fair to our company from a financial point of view.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Mr. Galeazzi, Mr. Maisonnave, Mr. Björgólfsson and Mr. Staton are independent directors under applicable SEC and Nasdaq rules.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from February 17, 2020 (inception) through December 31, 2020, including services in connection with our initial public offering totaled $55,620 and $18,025, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021 and 2020, Marcum did not provide consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the years ended December 31, 2021 and 2020.

All Other Fees. We did not pay Marcum for other services during the years ended December 31, 2021 and 2020.

Audit Committee Approval

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

See the accompanying Index to Financial Statements on page F-1.

(2)Financial Statement Schedules:

None.

(3)The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2021).

4.4

Warrant Agreement, dated February 3, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

4.5	Description of Registrant’s Securities.

10.1

Private Placement Warrants Purchase Agreement, dated February 3, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.2

Investment Management Trust Agreement, dated February 3, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.3

Registration and Shareholder Rights Agreement, dated February 3, 2021, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.4

Letter Agreement, dated February 3, 2021, among the Company, the Sponsor and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.5

Administrative Services Agreement, dated February 3, 2021, between the Company and CH Global Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.6

Indemnification Agreement, dated February 3, 2021, between the Company and Paulo Carvalho de Gouvea (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.7

Indemnification Agreement, dated February 3, 2021, between the Company and Marcus Leonardo Silberman (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.8

Indemnification Agreement, dated February 3, 2021, between the Company and Pedro Chomnalez (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.9

Indemnification Agreement, dated February 3, 2021, between the Company and Maria Alejandra Herrera (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.10

Indemnification Agreement, dated February 3, 2021, between the Company and Gabriela Yu (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.11

Indemnification Agreement, dated February 3, 2021, between the Company and Tainah Salles Mendes (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.12

Indemnification Agreement, dated February 3, 2021, between the Company and Woods Staton (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.13

Indemnification Agreement, dated February 3, 2021, between the Company and Claudio Eugênio Stiller Galeazzi (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.14

Indemnification Agreement, dated February 3, 2021, between the Company and Marcelo Maisonnave (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.15

Indemnification Agreement, dated February 3, 2021, between the Company and Thor Björgólfsson (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 8, 2021).

10.16

Securities Subscription Agreement, dated February 27, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of April, 2022.

ITIQUIRA ACQUISITION CORP.

By:	/s/ Paulo Carvalho de Gouvea
Paulo Carvalho de Gouvea
Chief Executive Officer
(Principal executive officer)

By:	/s/ Marcus Leonardo Silberman
Marcus Leonardo Silberman
Chief Financial Officer
(Principal financial and accounting officer)

POWER OF ATTORNEY

The undersigned directors and officers of Itiquira Acquisition Corp. hereby constitute and appoint each of Paulo Carvalho de Gouvea, Pedro Chomnalez, Maria A. Herrera and Marcus Leonardo Silberman with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paulo Carvalho de Gouvea	Chief Executive Officer and Chairman	April 26, 2022
Paulo Carvalho de Gouvea	(Principal Executive Officer)

/s/ Marcus Leonardo Silberman	Chief Financial Officer	April 26, 2022
Marcus Leonardo Silberman	(Principal Financial and Accounting Officer)

/s/ Pedro Chomnalez	Director	April 26, 2022
Pedro Chomnalez

/s/ Maria Alejandra Herrera	Director	April 26, 2022
Maria Alejandra Herrera

/s/ Claudio Eugênio Stiller Galeazzi	Director	April 26, 2022
Claudio Eugênio Stiller Galeazzi

/s/ Marcelo Maisonnave	Director	April 26, 2022
Marcelo Maisonnave

/s/ Thor Björgólfsson	Director	April 26, 2022
Thor Björgólfsson

ITIQUIRA ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2

Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from February 17, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from February 17, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from February 17, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Itiquira Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Itiquira Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from February 17, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from February 17, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has a working capital deficiency and the Company’s business plan is dependent on the completion of a business combination. If the Company is unable to complete a business combination by February 8, 2023, then it will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, TX

April 26, 2022

ITIQUIRA ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$619,236	$131,877
Prepaid expenses - current	439,612	—
Total current assets	1,058,848	131,877
Prepaid expenses	42,951
Investments held in Trust Account	230,068,808	—
Deferred offering costs associated with initial public offering	—	262,928
Total Assets	$231,170,607	$394,805

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$569,190	$4,362
Accrued expenses	569,059	78,528
Note payable – related party	—	316,289
Total current liabilities	1,138,249	399,179
Deferred underwriting commissions	8,050,000	—
Derivative warrant liabilities	9,412,000	—
Total liabilities	18,600,249	399,179

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 23,000,000 and -0- shares at redemption value of $10.00 per share at December 31, 2021 and 2020, respectively	230,000,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2021 and 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(17,430,217)	(29,374)
Total shareholders’ deficit	(17,429,642)	(4,374)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,170,607	$394,805

The accompanying notes are an integral part of these financial statements.

ITIQUIRA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period From
	For the Year	February 17, 2020
	Ended	(Inception) Through
	December 31, 2021	December 31, 2020
General and administrative expenses	$1,648,831	$29,374
General and administrative expenses - related party	110,000	—
Loss from operations	(1,758,831)	(29,374)
Other income (expenses):
Change in fair value of derivative warrant liabilities	8,343,000	—
Transaction costs allocated to warrant liabilities	(644,619)	—
Income from investments held in Trust Account	68,808	—
Net income (loss)	$6,008,358	$(29,374)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,605,479	—
Basic and diluted net income per share, Class A ordinary shares	$0.23	$—
Weighted average shares outstanding of Class B ordinary shares, basic	5,671,918	5,000,000	(1)
Weighted average shares outstanding of Class B ordinary shares, diluted	5,750,000	5,000,000	(1)
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.23	$(0.01)
(1)

This number excludes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ITIQUIRA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 17, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(29,374)	(29,374)
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(29,374)	$(4,374)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,425)	(23,409,201)	(23,433,626)
Net income	—	—	—	—	—	6,008,358	6,008,358
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(17,430,217)	$(17,429,642)

The accompanying notes are an integral part of these financial statements.

ITIQUIRA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period From
	For the Year	February 17, 2020
	Ended	(Inception) Through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$6,008,358	$(29,374)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	—	10,000
Change in fair value of derivative warrant liabilities	(8,343,000)	—
Transaction costs allocated to warrant liabilities	644,619	—
Income from investments held in Trust Account	(68,808)	—
Changes in operating assets and liabilities:
Prepaid expenses - current	(439,612)	—
Prepaid expenses	(42,951)
Accounts payable	564,828	4,362
Accrued expenses	410,349	—
Net cash used in operating activities	(1,266,217)	(15,012)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from note payable to related party	—	306,289
Repayment of note payable to related party	(316,289)	—
Proceeds received from initial public offering, gross	230,000,000	—
Proceeds received from the sale of private placement warrants to Sponsor	6,600,000	—
Offering costs paid	(4,530,135)	(184,400)
Net cash provided by financing activities	231,753,576	146,889

Net change in cash	487,359	131,877

Cash - beginning of the period	131,877	—
Cash - end of the period	$619,236	$131,877

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$80,183	$78,528
Deferred underwriting commissions	$8,050,000	$—

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 17, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested by the trustee only in U.S. government treasury securities with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and going concern

As of December 31, 2021, the Company had approximately $600,000 in its operating bank account and a working capital deficiency of approximately $79,000.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of $300,000 from the Sponsor pursuant to the Note Payable (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The

Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date of issuance of this Form 10-K, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Derivative instruments

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the year ended December 31, 2021, of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in financing costs - derivative warrant liabilities in the statements of operations and approximately $12.3 million is allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2020, there were no shares of Class A ordinary shares subject to possible redemption.

The Company recognizes changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted- average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. Remeasurement  associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Year Ended December 31,
	2021
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$4,711,467	$1,296,891

Denominator:
Basic weighted average ordinary shares outstanding	20,605,479	5,671,918

Basic net income per ordinary share	$0.23	$0.23

	For the Year Ended December
	31, 2021
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,697,508	$1,310,849

Denominator:
Diluted weighted average ordinary shares outstanding	20,605,479	5,750,000

Diluted net income per ordinary share	$0.23	$0.23

	For the Period From February
	17, 2020 (Inception) Through
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(29,374)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	5,000,000

Basic and diluted net loss per ordinary share	$—	$(0.01)

The 5,000,000 of basic and diluted weighted average Class B ordinary shares outstanding for the period from February 17, 2020 (inception) through December 31, 2020 from table above, excludes 750,000 non-redeemable shares because they were subject to forfeiture.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 28, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

On January 26, 2021, the Sponsor transferred 30,000 Founder Shares to each of the four independent director nominees, a total of 120,000 Founder Shares, which was estimated to be fair valued at $600,000-$960,000 or $5.00-$8.00 per share. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $6.6 million.

Each whole Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On February 27, 2020, the Sponsor agreed to loan the Company pursuant to a promissory note, which was later amended on December 21, 2020 and December 28, 2020 (as amended, the “Note”), an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Note was non-interest bearing and was due and payable upon closing of the Initial Public Offering. As of December 31, 2020, the Company borrowed $300,000 under the Note. The Company repaid the Note in full on February 8, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The Company incurred $110,000 and $0 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the year ended December 31, 2021 and for the period from February 17, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021 and 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying balance sheets.

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

Note 6 — Derivative Warrant Liabilities

As of December 31, 2021, the Company had 11,500,000 Public Warrants and 6,600,000 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;
●	at a price of $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares except as otherwise described below;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share(as adjusted) for any 20 trading days within the 30 trading-day period ending three trading days before the Company sends the notice of redemption to the warrant holders;
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above;

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of December 31, 2021 are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(11,155,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,278,626)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	23,433,626
Class A ordinary shares subject to possible redemption	$230,000,000

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 23,000,000 and 0 Class A ordinary shares outstanding, respectively, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 5,750,000 Class B ordinary shares outstanding (see Note 4).

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value. There were no financial assets or liabilities measured at fair value as of December 31, 2020.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,068,808	$—	$—	$230,068,808
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,980,000	$—	$—	$5,980,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$3,432,000	$3,432,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31,	Initial Fair
	2021	Value
Option term (in years)	5.84	6.00
Volatility	9.20%	17.90%
Risk-free interest rate	1.33%	0.66%
Expected dividends	0.00%	0.00%
Stock price	$9.74	$9.51
Strike price	$11.50	$11.50

The change in the fair value of the derivative warrant liabilities for, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	17,755,000
Transfer of Public Warrants to a Level 1 measurement	(11,155,000)
Change in fair value of derivative warrant liabilities	(3,168,000)
Derivative warrant liabilities at December 31, 2021	$3,432,000

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.