Form 10-Q
period 2022-03-31
Itiquira Acquisition Corp.
filed 2022-05-27
CIK 1805508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 27, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ITIQUIRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ITIQUIRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$105,173	$619,236
Prepaid expenses - current	428,300	439,612
Total current assets	533,473	1,058,848
Prepaid expenses	—	42,951
Investments held in Trust Account	230,149,321	230,068,808
Total Assets	$230,682,794	$231,170,607

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$961,101	$569,190
Accrued expenses	250,500	569,059
Total current liabilities	1,211,601	1,138,249
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	5,430,000	9,412,000
Total liabilities	14,691,601	18,600,249

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; 23,000,000 shares at redemption value of 10.002 and 10.000 per share at March 31, 2022 and December 31, 2021, respectively	230,049,000	230,000,000

Shareholders' Deficit:
Preference shares, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, 0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, 0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,058,382)	(17,430,217)
Total shareholders' deficit	(14,057,807)	(17,429,642)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$230,682,794	$231,170,607

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITIQUIRA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$611,678	$193,438
General and administrative expenses - related party	30,000	20,000
Loss from operations	(641,678)	(213,438)
Other income (expenses):
Change in fair value of derivative warrant liabilities	3,982,000	428,000
Transaction costs allocated to warrant liabilities	—	(644,619)
Income from investments held in Trust Account	80,513	11,905
Net income (loss)	$3,420,835	$(418,152)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	13,288,889
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.12	$(0.02)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,433,333
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.12	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITIQUIRA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(17,430,217)	$(17,429,642)
Net income	—	—	—	—	—	3,420,835	3,420,835
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(49,000)	(49,000)
Balance - March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(14,058,382)	$(14,057,807)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(29,374)	$(4,374)
Initial measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,425)	(23,409,201)	(23,433,626)
Net loss	—	—	—	—	—	(418,152)	(418,152)
Balance - March 31, 2021	—	$—	5,750,000	$575	$—	$(23,856,727)	$(23,856,152)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITIQUIRA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,420,835	$(418,152)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,982,000)	(428,000)
Transaction costs allocated to warrant liabilities	—	644,619
Income from investments held in Trust Account	(80,513)	(11,905)
Changes in operating assets and liabilities:
Prepaid expenses - current	11,312	—
Prepaid expenses	42,951	(873,999)
Accounts payable	391,911	5,638
Accounts payable - related party	—	1,376
Accrued expenses	(248,559)	28,716
Net cash used in operating activities	(444,063)	(1,051,707)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(316,289)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from the sale of private placement warrants to Sponsor	—	6,600,000
Offering costs paid	(70,000)	(4,530,134)
Net cash (used in) provided by financing activities	(70,000)	231,753,577

Net change in cash	(514,063)	701,870

Cash - beginning of the period	619,236	131,877
Cash - end of the period	$105,173	833,747

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$87,585
Reversal of accrued expenses	$—	$7,402
Deferred underwriting commissions	$—	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$—	$(200,899,210)
Change in the initial value of Class A ordinary shares subject to possible redemption	$—	$(244,630)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 17, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), for a total of $230.0 million, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested by the trustee only in U.S. government treasury securities with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and going concern

As of March 31, 2022, the Company had approximately $105,000 in its operating bank account and a working capital deficiency of approximately $678,000.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $300,000 from the Sponsor pursuant to the Note Payable (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 26, 2022.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date of issuance of this Form 10-Q, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The table below presents a reconciliation of the numerator used to compute basic and diluted net income (loss) per ordinary share:

	For the three months ended
	March 31,
	2022	2021
Net income (loss)	$3,420,835	$(418,152)
Remeasurement of redemption value of Class A ordinary shares subject to redemption	(49,000)	—
Net income available to shareholders	$3,371,835	$(418,152)

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months		For the Three Months Ended
	Ended March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,697,468	$674,367	$(296,801)	$(121,351)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	13,288,889	5,433,333

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$(0.02)	$(0.02)

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

On January 26, 2021, the Sponsor transferred 30,000 Founder Shares to each of the four independent director nominees, a total of 120,000 Founder Shares, which was estimated to be fair valued at $600,000-$960,000 or $5.00-$8.00 per share. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $6.6 million.

Each whole Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On February 27, 2020, the Sponsor agreed to loan the Company pursuant to a promissory note, which was later amended on December 21, 2020 and December 28, 2020 (as amended, the “Note”), an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Note was non-interest bearing and was due and payable upon closing of the Initial Public Offering. The Company fully repaid the Note as of February 8, 2021. As of March 31, 2022 and December 31, 2021, there was no outstanding balance on the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The Company incurred $30,000 and $20,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 6,600,000 Private Warrants outstanding.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(11,155,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,278,626)
Plus:
Initial measurement of Class A ordinary shares subject to possible redemption amount	23,433,626
Class A ordinary shares subject to possible redemption, December 31, 2021	230,000,000
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	49,000
Class A ordinary shares subject to possible redemption, March 31, 2022	$230,049,000

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares outstanding (see Note 4).

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

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

March 31, 2022

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,149,321	$—	$—	$230,149,321
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,450,000	$—	$—	$3,450,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$1,980,000	$1,980,000

December 31, 2021

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,068,808	$—	$—	$230,068,808
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,980,000	$—	$—	$5,980,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$3,432,000	$3,432,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

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

ITIQUIRA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31,	As of December 31,
	2022	2021
Option term (in years)	5.59	5.84
Volatility	4.50%	9.20%
Risk-free interest rate	2.39%	1.33%
Expected dividends	0.00%	0.00%
Stock price	$9.80	$9.74
Strike price	$11.50	$11.50

The change in the fair value of the derivative warrant liabilities for, measured using Level 3 inputs, for the three months ended March 31, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$3,432,000
Change in fair value of derivative warrant liabilities	(1,452,000)
Derivative warrant liabilities at March 31, 2022	$1,980,000

Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	17,755,000
Transfer of Public Warrants to a Level 1 measurement	(11,155,000)
Change in fair value of derivative warrant liabilities	(198,000)
Derivative warrant liabilities at March 31, 2021	$6,402,000

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Upon the closing of the Initial Public Offering and the Private Placement, the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, totaling $230.0 million, were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested by the trustee only in U.S. government treasury securities with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $3.4 million, which consisted of non-operating gain from change in fair value of derivative liabilities of approximately $4.0 million, income on investments held in Trust Account of approximately $81,000, and partially offset by general and administrative expenses of approximately $612,000 and general and administrative expenses - related party of $30,000.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $105,000 in our operating bank account, and a working capital deficiency of approximately $678,000.

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $300,000 from the Sponsor pursuant to the note payable, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the note payable in full on February 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 8, 2023. The condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees.

We incurred $30,000 and $20,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had no balance outstanding for services in connection with such agreement on the accompanying balance sheets.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022, based on the material weaknesses discussed below.

Notwithstanding the identified material weaknesses, management, including the Certifying Officers, believes that the financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company did not record accrued expenses in the proper accounting period. Those expenses were paid in 2022 but incurred in 2021 so they were not properly accrued at December 31, 2021. Also, there was previously reported material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, which included the accounting for warrants and redeemable shares. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Remediation Plans

We have commenced measures to remediate the identified material weaknesses.  These measures include preparing and maintaining a list of all of the Company’s providers; ensuring that all service invoices received are immediately sent to the Company’s controller; setting up a call between the Company and its accountants to go through a list of accrued expenses for the quarter once the first draft of financials are ready; contacting all of the Company’s service providers to confirm all billed and unbilled fees for the quarter; coordinating monthly meetings between management and board members to review accounting and expense activity; and appointing an additional team member to review the financials and working papers in detail each quarter.

In addition, the chief executive officer and chief financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

The Company’s management is committed to remediation and improvement of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 26, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Dated: May 27, 2022	ITIQUIRA ACQUISITION CORP.

	By:	/s/ Paulo Carvalho de Gouvea
	Name:	Paulo Carvalho de Gouvea
	Title:	Chief Executive Officer