Form 10-Q
period 2022-09-30
Itiquira Acquisition Corp.
filed 2022-11-14
CIK 1805508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ITIQUIRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ITIQUIRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$273,277	$619,236
Prepaid expenses - current	173,521	439,612
Total current assets	446,798	1,058,848
Prepaid expenses	—	42,951
Investments held in Trust Account	231,460,919	230,068,808
Total Assets	$231,907,717	$231,170,607

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$937,813	$569,190
Accrued expenses	260,467	569,059
Note payable - related party	380,000	—
Total current liabilities	1,578,280	1,138,249
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	543,000	9,412,000
Total liabilities	10,171,280	18,600,249

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; 23,000,000 shares at redemption value of $10.06 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	231,360,919	230,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,625,057)	(17,430,217)
Total shareholders’ deficit	(9,624,482)	(17,429,642)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,907,717	$231,170,607

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITIQUIRA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$190,797	$188,030	$1,005,032	$571,190
General and administrative expenses - related party	30,000	30,000	90,000	80,000
Loss from operations	(220,797)	(218,030)	(1,095,032)	(651,190)
Other income (expenses):
Change in fair value of derivative warrant liabilities	905,000	6,171,000	8,869,000	8,524,000
Transaction costs allocated to warrant liabilities	—	—	—	(644,619)
Income from investments held in Trust Account	1,154,887	29,338	1,392,111	40,375
Net income	$1,839,090	$5,982,308	$9,166,079	$7,268,566

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000	23,000,000	19,798,535
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.21	$0.32	$0.29
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,645,604
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06	$0.21	$0.32	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITIQUIRA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three AND NINE Months Ended SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(17,430,217)	$(17,429,642)
Net income	—	—	—	—	—	3,420,835	3,420,835
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(49,000)	(49,000)
Balance - March 31, 2022	—	—	5,750,000	575	—	(14,058,382)	(14,057,807)
Net income	—	—	—	—	—	3,906,154	3,906,154
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(157,000)	(157,000)
Balance - June 30, 2022	—	—	5,750,000	575	—	(10,309,228)	(10,308,653)
Net income	—	—	—	—	—	1,839,090	1,839,090
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,154,919)	(1,154,919)
Balance - September 30, 2022	—	$—	5,750,000	$575	$—	$(9,625,057)	$(9,624,482)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	—	$—	5,750,000	$575	$24,425	$(29,374)	$(4,374)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,425)	(23,409,201)	(23,433,626)
Net loss	—	—	—	—	—	(418,152)	(418,152)
Balance - March 31, 2021	—	$—	5,750,000	$575	$—	$(23,856,727)	$(23,856,152)
Net income	—	—	—	—	—	1,704,410	1,704,410
Balance - June 30, 2021	—	$—	5,750,000	$575	$—	$(22,152,317)	$(22,151,742)
Net income	—	—	—	—	—	5,982,308	5,982,308
Balance - September 30, 2021	—	$—	5,750,000	$575	$—	$(16,170,009)	$(16,169,434)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITIQUIRA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,166,079	$7,268,566
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,869,000)	(8,524,000)
Transaction costs allocated to warrant liabilities	—	644,619
Income from investments held in Trust Account	(1,392,111)	(40,375)
Changes in operating assets and liabilities:
Prepaid expenses	309,042	(608,639)
Accounts payable	368,623	77,888
Accounts payable - related party	—	1,164
Accrued expenses	(308,592)	8,183
Net cash used in operating activities	(725,959)	(1,172,594)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(316,289)
Proceeds from note payable - related party	380,000	—
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from the sale of private placement warrants to Sponsor	—	6,600,000
Offering costs paid	—	(4,530,135)
Net cash provided by financing activities	380,000	231,753,576

Net change in cash	(345,959)	580,982

Cash - beginning of the period	619,236	131,877
Cash - end of the period	$273,277	712,859

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$1,360,919	$—
Offering costs included in accrued expenses	$—	$80,183
Deferred underwriting commissions	$—	$8,050,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 17, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

Liquidity and going concern

As of September 30, 2022, the Company had approximately $273,000 in its operating bank account and a working capital deficiency of approximately $1.1 million.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $300,000 from the Sponsor pursuant to the Note Payable (as defined in Note 4), the additional loan of $380,000 (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 8, 2021.

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

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,471,272	$367,818	$4,785,846	$1,196,462

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.21	$0.21

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$7,332,863	$1,833,216	$5,655,800	$1,612,766

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	19,798,535	5,645,604

Basic and diluted net income per ordinary share	$0.32	$0.32	$0.29	$0.29

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

On January 26, 2021, the Sponsor transferred 30,000 Founder Shares to each of the four independent director nominees, a total of 120,000 Founder Shares, which was estimated to be fair valued at $600,000-$960,000 or $5.00-$8.00 per share. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Related Party Loans

On February 27, 2020, the Sponsor agreed to loan the Company pursuant to a promissory note, which was later amended on December 21, 2020 and December 28, 2020 (as amended, the “Note”), an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Note was non-interest bearing and was due and payable upon closing of the Initial Public Offering. The Company fully repaid the Note as of February 8, 2021. As of September 30, 2022 and December 31, 2021, there was no outstanding balance on the promissory note.

On July 14, 2022, the Sponsor, loaned an additional $380,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to the Sponsor outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had $380,000 and $0, respectively, outstanding.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for each of the three months ended September 30, 2022 and 2021. The Company incurred $90,000 and $80,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $10,000 and $0 balance outstanding, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

Note 6 — Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 6,600,000 Private Warrants outstanding.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(11,155,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,278,626)
Plus:
Initial measurement of Class A ordinary shares subject to possible redemption amount	23,433,626
Class A ordinary shares subject to possible redemption, December 31, 2021	230,000,000
Remeasurement of Class A ordinary shares subject to possible redemption	49,000
Class A ordinary shares subject to possible redemption, March 31, 2022	230,049,000
Remeasurement of Class A ordinary shares subject to possible redemption	157,000
Class A ordinary shares subject to possible redemption, June 30, 2022	230,206,000
Remeasurement of Class A ordinary shares subject to possible redemption	1,154,919
Class A ordinary shares subject to possible redemption, September 30, 2022	$231,360,919

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares outstanding (see Note 4).

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$231,460,919	$—	$—	$231,460,919
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$345,000	$—	$345,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$198,000	$198,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,068,808	$—	$—	$230,068,808
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,980,000	$—	$—	$5,980,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$3,432,000	$3,432,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of September 30, 2022. There were no other transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $905,000 and $8.9 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

For the three and nine months ended September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $6.2 million and $8.5 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

As of September 30, 2022, fair value measurement of the derivative warrants liabilities was calculated as if the probability of the Company completing a successful de-SPAC transaction was separate from the volatility of the Company’s ordinary shares prior to the de-SPAC event and separate from the volatility of the de-SPAC entity in the five years after the de-SPAC event, when the de-SPAC ordinary shares underlying the publicly traded warrants are expected to trade with volatilities in-line with other publicly traded ordinary shares as the redemption right related to each of the Company’s ordinary share prior to the de-SPAC event ceases to exist after the de-SPAC has been completed, so volatility is expected to increase for the de-SPAC ordinary share. The following table provides quantitative information regarding Level 3 fair value measurements inputs as of September 30, 2022.

As of September 30,
2022
Option term (in years)	5.34
Volatility (without underlying de-SPACing probability)	55.00%
De-SPACing probability	0.75%
Risk-free interest rate	3.97%
Expected dividends	0.00%
Stock price	$9.93
Strike price	$11.50

As of December 31, 2021, fair value measurement of the derivative warrants liabilities was calculated as if the probability of the Company completing a successful de-SPAC transaction was factored into the volatility calculation. The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of December 31,
2021
Option term (in years)	5.84
Volatility (with underlying de-SPACing probability)	9.20%
Risk-free interest rate	1.33%
Expected dividends	0.00%
Stock price	$9.74
Strike price	$11.50

The change in the fair value of the derivative warrant liabilities for, measured using Level 3 inputs, for the nine months ended September 30, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$3,432,000
Change in fair value of derivative warrant liabilities	(1,452,000)
Derivative warrant liabilities at March 31, 2022	1,980,000
Change in fair value of derivative warrant liabilities	(1,452,000)
Derivative warrant liabilities at June 30, 2022	528,000
Change in fair value of derivative warrant liabilities	(330,000)
Derivative warrant liabilities at September 30, 2022	$198,000

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	17,755,000
Transfer of Public Warrants to a Level 1 measurement	(11,155,000)
Change in fair value of derivative warrant liabilities	(198,000)
Derivative warrant liabilities at March 31, 2021	6,402,000
Change in fair value of derivative warrant liabilities	(660,000)
Derivative warrant liabilities at June 30, 2021	5,742,000
Change in fair value of derivative warrant liabilities	(2,376,000)
Derivative warrant liabilities at September 30, 2021	$3,366,000

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $1.8 million, which consisted of non-operating gain from change in fair value of derivative liabilities of $905,000, income on investments held in Trust Account of approximately $1.2 million, and partially offset by general and administrative expenses of approximately $191,000 and general and administrative expenses - related party of $30,000.

For the three months ended September 30, 2021, we had an income of approximately $6.0 million, which consisted of non-operating gain from change in fair value of derivative liabilities of approximately $6.2 million, income on investments held in Trust Account of approximately $29,000 and partially offset by general and administrative expenses of approximately $0.2 million and general and administrative expenses - related party of $30,000.

For the nine months ended September 30, 2022, we had net income of approximately $9.2 million, which consisted of non-operating gain from change in fair value of derivative liabilities of $8.9 million, income on investments held in Trust Account of approximately $1.4 million, and partially offset by general and administrative expenses of approximately $1.0 million and general and administrative expenses - related party of $90,000.

For the nine months ended September 30, 2021, we had an income of approximately $7.3 million, which consisted of non-operating gain from change in fair value of derivative liabilities of approximately $8.5 million, income on investments held in Trust Account of approximately $40,000 and partially offset by general and administrative expenses of approximately $0.6 million, general and administrative expenses - related party of $80,000, and financing costs- derivative warrant liabilities of approximately $0.6 million.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $273,000 in our operating bank account, and a working capital deficiency of approximately $1.1 million.

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $300,000 from the Sponsor pursuant to the note payable, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the note payable in full on February 8, 2021. Subsequently, on July 14, 2022, the Sponsor, loaned an additional $380,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to the Sponsor outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

We incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for each of the three months ended September 30, 2022 and 2021. We incurred $90,000 and $80,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had $10,000 and $0 balance outstanding, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022, based on the material weaknesses discussed below.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors

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

Dated: November 14, 2022	ITIQUIRA ACQUISITION CORP.

	By:	/s/ Paulo Carvalho de Gouvea
	Name:	Paulo Carvalho de Gouvea
	Title:	Chief Executive Officer